Form 10-Q
period 1995-04-01
RADIUS INC
filed 1995-05-10
CIK 805574

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1995.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13(D) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______.

                        COMMISSION FILE NUMBER: 0-18690

                                 RADIUS INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             CALIFORNIA                              68-0101300
  (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

                            215 MOFFETT PARK DRIVE
                             SUNNYVALE, CA 94089
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                (408) 541-6100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                        ------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            YES __X__       NO _____

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON MAY 10, 1995 WAS 14,276,056.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

This report consists of __ sequentially numbered pages. The exhibit index on this report is located on sequentially numbered page __.

                                   RADIUS INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION                           PAGE
                                                         ----
Item 1. Financial Statements

          Consolidated Balance Sheets at April 1,
          1995 and September 30, 1994                      3

          Consolidated Statements of Operations for
          the Three and Six Months Ended April 1, 1995
          and 1994                                         4

          Consolidated Statements of Cash Flows for the
          Six Months Ended April 1, 1995 and 1994          5

          Notes to Consolidated Financial Statements       6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations      7


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                 13

Item 5. Other Information                                 13

Item 6. Exhibits and Reports on Form 8-K                  14


SIGNATURES                                                14

PART 1.   FINANCIAL INFORMATION


                                 RADIUS INC.
                       CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS

                                             APRIL 1,   SEPTEMBER 30,
                                               1995        1994 (1)
                                           -----------  -------------
                                           (unaudited)
Current assets:
 Cash and cash equivalents                  $  4,373    $ 15,997
 Accounts receivable, net                     88,545      62,145
 Inventories                                  31,281      21,069
 Prepaid expenses and other current assets     4,330       1,473
 Income tax receivable                         1,254       9,083
 Deferred income taxes                         8,400       8,400
                                            --------    --------
     Total current assets                    138,183     118,167
Property and equipment, net                    8,527       7,728
Deposits and other assets                      1,117         964
                                            --------    --------
                                            $147,827    $126,859
                                            --------    --------
                                            --------    --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                           $ 66,777    $ 39,255
 Accrued payroll and related expenses          3,325       4,024
 Accrued warranty costs                        2,383       2,255
 Other accrued liabilities                    10,174       6,650
 Accrued income taxes                          1,082       1,237
 Accrued restructuring costs                   3,493      15,148
 Short-term borrowings                        18,483      18,095
 Obligation under capital leases -
  current portion                              1,468       1,647
                                            --------    --------
     Total current liabilities               107,185      88,311

Obligations under capital leases -
 noncurrent portion                            2,140       2,857

Commitments and contingencies

Shareholders' equity:
 Common stock                                 88,463      87,017
 Common stock to be issued                    12,022           -
 Accumulated deficit                         (61,996)    (51,251)
 Accumulated translation adjustment               13         (75)
                                            --------    --------
     Total shareholders' equity               38,502      35,691
                                            --------    --------
                                            $147,827    $126,859
                                            --------    --------
                                            --------    --------

(1) The balance sheet at September 30, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           See accompanying notes.


                                      -3

                                  RADIUS INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data; unaudited)


                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   APRIL 1,             APRIL 1,
                                            ------------------    ------------------

                                               1995    1994         1995      1994
                                              ------   ------     --------   -------
Net sales                                    $84,447  $83,180     $163,682  $171,193
Cost of sales                                 62,913   57,279      119,671   130,336
                                              ------   ------     --------   -------
     Gross profit                             21,534   25,901       44,011    40,857
                                              ------   ------     --------   -------

Operating expenses:
 Research and development                      4,672    6,445        8,790    15,093
 Selling, general and administrative          14,401   19,003       30,283    40,408
                                              ------   ------     --------   -------
     Total operating expenses                 19,073   25,448       39,073    55,501
                                              ------   ------     --------   -------

Income (loss) from operations                  2,461      453        4,938   (14,644)

Interest expense, net                         (2,154)    (121)      (3,074)     (280)
Settlement of litigation                           -        -      (12,422)        -
                                              ------   ------     --------   -------
Income (loss) before income taxes                307      332      (10,558)  (14,924)

Provision (benefit) for income taxes              31      688          187    (5,389)
                                              ------   ------     --------   -------

Net income (loss)                             $  276   $ (356)    $(10,745)  $(9,535)
                                              ------   ------     --------   -------
                                              ------   ------     --------   -------


Income (loss) per share:

Net income (loss) per share                   $ 0.02   $(0.03)    $  (0.76)  $ (0.71)
                                              ------   ------     --------   -------
                                              ------   ------     --------   -------

Common and common equivalent shares used
 in computing net income (loss) per share     15,429   13,496       14,183    13,433
                                              ------   ------     --------   -------
                                              ------   ------     --------   -------



                           See accompanying notes.

                                   RADIUS INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (in thousands, unaudited)

                                                           SIX MONTHS ENDED
                                                                APRIL 1,
                                                          -------------------

                                                            1995        1994
                                                          --------    -------
Cash flows from operating activities:
 Net income (loss)                                        $(10,745)   $(9,535)
 Adjustments to reconcile net loss to net cash
 (used in) operating activities:
  Depreciation and amortization                              2,184      1,911
  Elimination of SuperMac loss for three months                  -      9,914
  Common stock to be issued                                 12,022          -
  (Increase) decrease in assets:
   Accounts receivable                                     (26,312)   (14,658)
   Inventories                                             (10,212)     1,619
   Prepaid expenses and other current assets                (2,857)      (716)
   Income tax receivable                                     7,829      9,551
   Deferred income taxes                                         -      1,012
  Increase (decrease) in liabilities:
   Accounts payable                                         27,522      4,928
   Accrued payroll and related expenses                       (699)      (731)
   Accrued warranty costs                                      128     (1,622)
   Other accrued liabilities                                 3,524      1,667
   Accrued restructuring costs                             (11,655)    (5,798)
   Accrued income taxes                                       (155)      (348)
                                                          --------    -------
     Net cash (used in) operating activities               (21,448)    (2,806)

Cash flows from investing activities:
 Capital expenditures                                       (2,983)    (1,962)
 Deposits and other assets                                    (153)      (352)
 Proceeds from sale or maturity of short-term investments        -      9,902
 Purchase of short-term investments                              -     (2,002)
                                                          --------    -------
     Net cash provided by (used in) investing activities    (3,136)     5,586

Cash flows from financing activities:
 Principal payments of short-term borrowings, net              388        135
 Principal payments of long-term debt and capital leases      (896)      (314)
 Issuance of common stock                                    1,446      1,993
                                                          --------    -------
     Net cash provided by (used in) financing activities    12,960      1,814
                                                          --------    -------
Net increase (decrease) in cash and cash equivalents       (11,624)     4,594
Cash and cash equivalents, beginning of period              15,997     24,013
                                                          --------    -------
Cash and cash equivalents, end of period                  $  4,373    $28,607
                                                          --------    -------
                                                          --------    -------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
    Interest paid                                         $  1,082    $   358
                                                          --------    -------
                                                          --------    -------
    Income taxes paid                                     $      -    $     6
                                                          --------    -------
                                                          --------    -------

                           See accompanying notes.

                                  RADIUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Radius Inc. ("Radius" or the "Company")) as of April 1, 1995 and for the three and six months ended April 1, 1995 and 1994 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

Radius and SuperMac Technology, Inc. ("SuperMac") merged into the combined company ( the "Company") effective August 31, 1994 (the "Merger"), which was accounted for as a pooling of interests. The consolidated financial statements for all periods prior to fiscal 1994 have not been restated to adjust SuperMac's fiscal year end to that of Radius. Such periods include Radius' results of operations and balance sheet data on a September 30 fiscal year basis and SuperMac's on a December 31 calendar year basis. The Company's fiscal year ends on the Saturday closest to September 30, which includes 52 weeks in fiscal 1995. The Company's 1994 fiscal year ended on the Sunday closest to September 30, which included 52 weeks in fiscal 1994.

During the first quarter of fiscal 1995, the Company changed its fiscal year end from the Sunday closest to September 30 to the Friday closest to September
30. During the second quarter of fiscal 1995, the Company changed its fiscal year end to the Saturday closest to September 30 for operational efficiency purposes. This change will be effective for all periods in fiscal year 1995.

NOTE 2.  INVENTORIES

Inventories, stated at the lower of cost or market, consist of (in thousands):

                                   APRIL 1,     SEPTEMBER 30,
                                     1995           1994
                                  -----------   -------------
                                  (unaudited)
      Raw materials                 $   423        $ 4,515
      Work in process                 5,084          6,852
      Finished goods                 25,774          9,702
                                    -------        -------
                                    $31,281        $21,069
                                    -------        -------
                                    -------        -------


NOTE 3.  COMMITMENTS AND CONTINGENCIES

The Company settled two securities class action lawsuits during the second quarter of fiscal 1995. The settlements are subject to final approval by the federal court in San Jose, California which is scheduled to occur in June 1995. The financial statements for the first quarter of fiscal 1995 include a charge to other income of $12.4 million, reflecting settlement costs not covered by insurance as well as related legal fees, resulting in a reduction in net income from $1.4 million to a net loss of $11.0 million or $0.78 per share for the quarter.

The first lawsuit was filed in September 1992 against Radius and certain of its officers and directors relating to events occurring between January 1992 and early September 1992. The settlement provides for a cash payment of $3.7 million from the Company's insurance carrier and the issuance of 128,695 shares of the Company's Common stock valued as of the settlement date at $1.8 million, for a total of $5.5 million.

The second lawsuit was filed in July 1994 against SuperMac and certain of its officers and directors relating to events occurring between September 1992 and February 1994. Under the settlement, Radius has paid $250,000 in cash and will issue between 707,609 and 807,609 shares of the Company's Common stock depending on the value of stock when it is distributed to shareholders. The aggregate value of the settlement as of the settlement date was $10.4 million.

The settlements will result in dilution to existing shareholders of the Company ranging from 5.9% to 6.6% depending on the number of shares of Radius stock issued. The Company had 14,556,000 common and common shares equivalent outstanding as of April 1, 1995.

NOTE 4.  INCOME TAXES

For the three and six month periods ended April 1, 1995 and 1994, the provision (benefit) for income taxes has been computed by applying the estimated annual effective tax rate to income (loss) before income taxes and charge for litigation settlement.

NOTE 5. CHANGE IN METHOD OF ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

Effective October 1, 1994, the Company adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement 115 addresses accounting and reporting for investments in marketable equity securities and in debt securities. Currently the Company does not have any investments that fall under Statement 115. Retroactive restatement is not permitted with Statement 115.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).

                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    APRIL 1,             APRIL 1,
                                                  1995     1994       1995    1994
                                                 -----    -----      -----   -----
     Net sales                                   100.0%   100.0%     100.0%  100.0%
     Cost of sales                                74.5     68.9       73.1    76.1
                                                 -----    -----      -----   -----
       Gross profit                               25.5     31.1       26.9    23.9
                                                 -----    -----      -----   -----
     Operating expenses:
      Research and development                     5.5      7.7        5.4     8.8
      Selling, general and administrative         17.1     22.8       18.5    23.6
                                                 -----    -----      -----   -----
       Total operating expenses                   22.6     30.6       23.9    32.4
                                                 -----    -----      -----   -----
     Income (loss) from operations                 2.9      0.5        3.0    (8.6)
     Interest expense, net                        (2.6)    (0.1)      (1.9)   (0.2)
     Settlement of litigation                        -        -       (7.6)      -
                                                 -----    -----      -----   -----
     Income (loss) before income taxes             0.4      0.4       (6.5)   (8.7)

     Provision (benefit) for income taxes            -      0.8        0.1    (3.1)
                                                 -----    -----      -----   -----

     Net income (loss)                             0.3%    (0.4)%     (6.6)%  (5.6)%
                                                 -----    -----      -----   -----
                                                 -----    -----      -----   -----

NET SALES

The Company's net sales increased 1.5% to $84.4 million in the second quarter of fiscal 1995 from $83.2 million for the same quarter in fiscal 1994. This increase was primarily due to revenue growth in the Company's digital video product line as a result of volume shipments of Radius Telecast. In addition, sales of the Company's raster imaging processor (RIP) technology significantly improved and large color display revenues also increased. Although the on-board capability of the Power Macintosh has led to reduced overall demand for graphics cards compared to the prior year quarter, revenues from the newly introduced Thunder IV line of graphic accelerator cards exceeded the Company's expectations.

During the quarter, revenues were adversely affected by substantially higher than normal product returns resulting primarily from the consolidation of the Radius and SuperMac product lines. While the Company believes that returns due to product consolidation will decline in the third fiscal quarter, there can be no assurance that there will not be additional returns that would have a material adverse impact on results of operations.

Net sales for the first half of fiscal 1995 decreased 4.4% to $163.7 million from $171.2 million in the same period in fiscal 1994. This decrease was primarily due to discontinuation of duplicative products and other factors relating to the integration of SuperMac and Radius following the Merger.

One customer accounted for 19.7% and 15.1% of the Company's net sales for the three and six months ended April 1, 1995, respectively. For the corresponding periods of fiscal 1994, one customer accounted for 13.6% and 14.7% of the Company's net sales.

The Company's second quarter export sales increased to 36.5% of net sales from 32.6% of net sales in the same quarter of fiscal 1994 as a result of improved sales in the Asia Pacific region. Export sales were 31.6% of net sales for the six month period in fiscal 1995 which was relatively unchanged from the same period in the prior year.

GROSS PROFIT

The Company's gross profit margin was 25.5% and 26.9% for the three and six month periods ending April 1, 1995, as compared with 31.1% and 23.9% for the corresponding periods in fiscal 1994. The gross margin for the first six months of fiscal 1994 excluding restructuring charges was 31.7%. Excluding the restructuring charges, the decline in gross margin for the three and six month periods was primarily due to lower sales of higher margin graphics accelerator cards, costs incurred to process higher than expected product returns resulting from the consolidation of the Radius and SuperMac product lines, the sale of end of life products, and increased pricing pressures.

The Company anticipates continued price reductions and margin pressure within its industry. The Company is responding to these trends by focusing on higher margin products, taking further steps to reduce product costs and controlling expenses. There can be no assurance that the Company's gross margins will remain at current levels.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $4.7 million or 5.5% of net sales in the second quarter of fiscal 1995 from $6.4 million or 7.7% of net sales in the same quarter of fiscal 1994. Research and development expenses decreased from $15.1 million or 8.8% of net sales for the first six months of fiscal 1994 to $8.8 million or 5.4% of net sales for the corresponding period in fiscal 1995. The decrease in research and development expenses from year to year was primarily due to the reduction of expenses as a result of the Company's restructuring associated with the Merger. The merger-related restructuring has primarily resulted in reduced costs related to headcount, depreciation, and facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $14.4 million or 17.1% of net sales in the second quarter of fiscal 1995 from $19.0 million or 22.8% of net sales in the same quarter of fiscal 1994. Selling, general and administrative expenses decreased from $40.4 million or 23.6% of net sales for the first six months of fiscal 1994 to $30.3 million or 18.5% of net sales for the corresponding period in fiscal 1995.

Selling, general and administrative expenses declined primarily due to the reduction of expenses as a result of the Company's restructuring associated with the Merger. The merger-related restructuring has primarily resulted in reduced costs related to headcount, depreciation, and facilities. In addition, expenses in the second quarter of fiscal 1995 included a reduction of approximately $2.1 million of merger-related restructuring reserves to reflect current requirements.

RESTRUCTURING, MERGER AND OTHER CHARGES

During fiscal 1993 and 1994, three restructuring and other charges were recorded. Radius recorded a $15.5 million restructuring charge during the third quarter of fiscal 1993 in connection with the implementation of a new business model. SuperMac recorded a $16.6 million restructuring charge during December 1993 in connection with a program to realign its inventory and facility and personnel resources. Subsequently, the two companies merged and incurred a restructuring charge of $43.4 million, which was recorded in September 1994. This Merger was initiated to provide substantial savings in operating costs for the combined company, resulting from the reduction in the number of employees, elimination of duplicative facilities and the consolidation of the marketing, research and development, operations and
administration for the two companies.   A discussion of each of these events
follows.

RADIUS FISCAL 1993 RESTRUCTURING AND OTHER CHARGES

In June 1993, Radius announced a restructuring program designed to reduce costs and improve operating efficiencies. The program included, among other things, the write-down of inventory following Radius' decision to phase out its older generation of products, lease termination expenses, capital equipment write-offs, severance payments and costs associated with the discontinuation of Radius' minicomputer-class server product. The restructuring program costs of $15.5 million resulted in an after-tax charge of approximately $9.5 million during the third quarter of fiscal 1993. The charges (in thousands) are included in: cost of sales ($10,993); research and development ($411); and selling, general and administrative expenses ($4,096). The elements of the total charge as of April 1, 1995 were as follows (in thousands):

                                                                    Representing
                                                          -----------------------------
                                                                         Cash Outlays
                                                                       ----------------
                                                             Asset
                                               Provision  Write-Downs  Completed Future
  Inventory                                     $ 8,319     $ 8,319      $    -   $ -
  Manufacturing reorganization                    3,109         989       2,120     -
  Domestic facilities closure                     1,994       1,505         489     -
  Germany office closure                            860           -         860     -
  Consulting related to product discontinuation
     and company reorganization                     500           -         500     -
  Discontinuation of development projects           411         411           -     -
  Executive reorganization                          307           -         307     -
                                                -------     -------      ------   ---
  Total charges                                 $15,500     $11,224      $4,276   $ -

The Company completed this restructuring event by the end of calendar 1994. There were no material changes in the restructuring plan or in the estimates of the restructuring costs from the recognition of the charge in June 1993 with to the completion of the restructuring program in December 1994. The Company believes the program generally fulfilled the Company's expectations and that the program was successful. Cash expenditures of $4.3 million were made between June 1993 and December 1994, to complete this restructuring event.

SUPERMAC DECEMBER 1993 RESTRUCTURING AND OTHER CHARGES

In December 1993, SuperMac recorded charges of $16.6 million in connection with a program to adjust inventory levels, eliminate excess facilities, terminate certain projects and contract arrangements and reduce the number of employees. The charges (in thousands) are included in: cost of sales ($13,352); research and development ($2,000); and selling, general and administrative expenses ($1,238). The elements of the total charge as of April 1, 1995 were as follows (in thousands):


                                                        Representing
                                                -----------------------------
                                                               Cash Outlays
                                                            -----------------
                                                      Asset
                                      Provision Write-Downs Completed  Future
  Adjust inventory levels              $10,577    $ 9,718     $  859    $  -
  Excess facilities                      1,619          -      1,619       -
  Terminate projects and arrangements    2,494      1,294        819     381
  Employee severance                     1,900          -      1,803      97
                                       -------    -------     ------    ----
  Total charges                        $16,590    $11,012     $5,100    $478

There have been no material changes in the restructuring plan or in the estimates of the restructuring costs. The Company has $619,000 remaining in its restructuring reserve, the majority of the balance is expected to be eliminated by the end of fiscal 1995. The Company expects that cash expenditures that will be incurred to complete this restructuring event will not have a material effect on the Company's liquidity. The consolidated results for the Company in both the twelve months ended September 30, 1994 and the fiscal period ended 1993 include SuperMac's $16.6 million charge.


RADIUS FISCAL 1994 MERGER RELATED RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of fiscal 1994, the Company recorded charges of $43.4 million in connection with the Merger of Radius and SuperMac. These charges include the discontinuance of duplicative product lines and related assets, elimination of duplicative facilities, property and equipment and other assets and personnel severance costs as well as transaction fees and costs incidental to the Merger. The charges (in thousands) are included in: net sales ($3,095); cost of sales ($25,270); research and development ($4,331); and selling, general and administrative expenses ($10,710). The elements of the total charge as of April 1, 1995 were as follows (in thousands):

                                                               Representing
                                                      ------------------------------
                                                                      Cash Outlays
                                                                   -----------------
                                                            Asset
                                           Provision  Write-Downs  Completed  Future
  Adjust inventory levels                    $22,296    $19,200     $ 2,791   $  305
  Excess facilities                            2,790        400       2,006      384
  Revision of the operations business model    9,061      7,078       1,119      864
  Employee severance                           6,311          -       6,064      247
  Merger related costs                         2,949          -       1,735    1,214
                                             -------    -------     -------   ------
  Total charges                              $43,407    $26,678     $13,715   $3,014

The adjustment of inventory levels reflects the discontinuance of duplicative product lines. The provision for excess facility costs represents the write-off of leaseholds and sublease costs of Radius' previous headquarters, the consolidation into one main headquarters and consolidation of sales offices. The revision of the operations business model reflects the reorganization of the combined Company's manufacturing operations to mirror Radius' previously revised model implemented as part of the Radius 1993 restructuring. This reorganization was designed to outsource a number of functions that previously were performed internally, reduce product costs through increased efficiencies and lower overhead, and focus the Company on a limited number of products. Employee severance costs are related to employees who have been released due to the revised business model, while related severance payments are expected to be incurred throughout fiscal 1995. The provision for Merger related costs is for the costs associated with the Merger transaction, such as legal, investment banking and accounting fees. The Company has reduced its restructuring reserves by $2.1 million to accurately reflect current requirements. The Company expects to have substantially completed the restructuring by September 1995. Anticipated results of the restructuring on fiscal 1995 operations are estimated to include savings of $16.0 million from reduced headcount, $1.5 million from reduced depreciation expense, and $0.2 million from reduced rent expense. There can be no assurance that these estimated savings will be realized during fiscal 1995. These estimated savings could be affected by future changes in these and other areas.

The cash requirements with respect to the Merger related restructuring and other charges are estimated to be approximately $16.7 million, of which $13.7 million had been spent as of April 1, 1995. The Company used a line of credit to help fund these cash requirements, and as of April 1, 1995, the Company had a cash position of $4.4 million. There can be no assurance that the Company will not incur additional charges to reflect costs associated with the Merger.

LITIGATION SETTLEMENT

The Company settled two securities class action lawsuits during the second quarter of fiscal 1995. The settlements are subject to final approval by the federal court in San Jose, California which is scheduled to occur in June 1995. The financial statements for the first quarter of fiscal 1995 include a charge to other income of $12.4 million, reflecting settlement costs not covered by insurance as well as related legal fees, resulting in a reduction in net income from $1.4 million to a net loss of $11.0 million or $0.78 per share for the quarter.

The first lawsuit was filed in September 1992 against Radius and certain of its officers and directors relating to events occurring between January 1992 and early September 1992. The settlement provides for a cash payment of $3.7 million from the Company's insurance carrier and the issuance of 128,695 shares of the Company's Common stock valued as of the settlement date at $1.8 million, for a total of $5.5 million.

The second lawsuit was filed in July 1994 against SuperMac and certain of its officers and directors relating to events occurring between September 1992 and February 1994. Under the settlement, Radius has paid $250,000 in cash and will issue between 707,609 and 807,609 shares of the Company's Common stock depending on the value of stock when it is distributed to shareholders. The aggregate value of the settlement as of the settlement date was $10.4 million.

The settlements will result in dilution to existing shareholders of the Company ranging from 5.9% to 6.6% depending on the number of shares of Radius stock issued. The Company had 14,556,221 weighted average common shares outstanding as of April 1, 1995.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision of $31,000 for the second quarter of fiscal 1995 as compared to a provision for taxes for the second quarter of fiscal 1994 of $688,000. The lower effective tax rate in fiscal 1995 as compared to fiscal 1994, is primarily the result of utilization of net operating loss carryovers. The fiscal 1995 tax provision is primarily comprised of foreign taxes.

FASB Statement 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company's valuation allowance reduces the deferred tax asset to the amount realizable. Management believes that as a result of the Merger and the related restructuring of the Company's operations, it is more likely than not that the net deferred tax assets will be realized in the ordinary course of operations based on reversals of existing taxable temporary differences and income from operating activities. However, there can be no assurance that future income will be sufficient to realize this benefit. The Company will evaluate the realizability of the deferred tax asset on a quarterly basis.

FINANCIAL CONDITION

The Company's cash and cash equivalents decreased approximately $11.6 million in the first six months of fiscal 1995. The decrease in cash and cash equivalents was primarily due to the increase in accounts receivable of $26.4 million, increase in inventory of $10.2 million, and cash outlays in connection with merger-related restructuring and other charges accrued in the fourth quarter of fiscal 1994. These cash requirements were partially offset by an increase in accounts payable of $27.5 million and the receipt of $7.8 million from an income tax refund.

At April 1, 1995, the Company's principal sources of liquidity were approximately $4.4 million of cash and cash equivalents. The Company has a $30.0 million inventory and working capital financing agreement which was fully utilized as of April 1, 1995. In addition, the Company has a $5.0 million line of credit which was partially utilized as of that date. The Company was in compliance with all financial covenants in connection with its lines of credit as of April 1,

1995. Additionally, the Company's Japanese subsidiary has a revolving line of credit with a bank in Japan with $3.4 million being utilized as of April 1, 1995. Recently, the Company's relatively low cash resources have restricted the Company's ability to purchase inventory which in turn has limited its ability to manufacture and sell products thereby adversely affecting the Company's results of operations. This adverse effect on results of operations can be expected to continue until such time as the Company is able to generate additional cash from the collection of receivables or other sources.

Additional funds will be needed to finance the Company's planned development of MacOS compatibles and other products, and for other purposes. The Company is exploring a number of financing alternatives. There can be no assurance that additional financing will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the ability to manage and direct the Company following the Merger, the cost and availability of components, the Company's ability to control costs, the rate and mix of Apple computers sold and general economic conditions. In addition, new products, product enhancements, aggressive marketing and pricing practices, and numerous other competitive factors could have an impact on the Company's operating results.

The expectation is that the Merger will result in beneficial synergistic effects for the combined company, in addition to a substantial savings in operating costs. To date, the Company has substantially completed the
integration of the two companies' businesses on an operational basis.   The
remaining restructuring related activities are to be completed by the end of fiscal 1995. There can be no assurance that the steps for restructuring the two companies' operations will reduce costs to the extent, or as quickly, as planned or that they will not adversely affect continuing net sales and results of operations. Product returns resulting from the consolidation of product lines adversely affected the Company's results of operations for the first six months of fiscal 1995 and could have an adverse effect on future results of operations. Even if the effects of the Merger prove to be as anticipated, there can be no assurance that future earnings will not be adversely affected by any number of economic, market or other factors that are not related to the Merger.

The Company's success is highly dependent on its ability to develop innovative and cost-competitive new products and to bring them to market in a timely manner. Should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected.

The Company's primary means of distribution is through a limited number of third-party distributors and resellers. As a result, the Company's business and financial results are highly dependent on the amount of the Company's product ordered by these distributors and resellers which in turn depends on their overall financial condition as well as on their ability to resell such products and maintain appropriate inventory levels. The Company's operating results could be adversely affected if such distributors and resellers are not successful in these or other areas.

Historically, substantially all of the Company's products have been designed for and sold to users of Apple computers. As a result of the Company's dependency on Apple computer products, the Company's operations and financial results could be significantly affected should Apple lose market share or otherwise experience slower sales. New products anticipated from and introduced by Apple could cause customers to defer or alter buying decisions due to uncertainty in the marketplace, as well as presenting direct
competition to the Company.   For example, sales of the Company's products
could be adversely affected by the uncertainties associated with Apple's revamping of its entire product line from using the NuBus structure to using a structure based on the Peripheral Component Interconnect Local Bus standard.

The MacOS compatible systems business will entail significant new challenges for the Company in designing, developing, manufacturing and distributing products and there can be no assurance that the Company will be successful in this new business. As noted above, the Company's entry into the MacOS compatible systems business also will require substantial additional cash resources. In addition, the Company's MacOS compatible business is dependent upon Apple's continued support of and commitment to MacOS licensing.

Due to the foregoing, the dynamic nature of the Company's industry and other factors, the Company's future operating results and stock price may be subject to significant volatility. In addition, any change in net sales or operating results from levels expected by securities analysts, and the timing of the announcement of such shortfalls, could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Radius and certain of its officers and directors are defendants in a securities class action litigation brought in September 1992 in the United States District Court for the Northern District of California and seeking unspecified damages, prejudgment and postjudgment interest, attorneys' fees, expert witness fees and costs, and equitable relief. SuperMac, certain of its officers and directors, several venture capital firms and several of the underwriters of SuperMac's May 1992 initial public offering and its February 1993 secondary offering are defendants in a class action litigation brought in the same court in July 1994 and seeking unspecified damages, prejudgment and postjudgment interest, attorneys' fees, experts' fees and costs, and equitable relief (including the imposition of a constructive trust on the proceeds of defendants' trading activities). These litigations are described in greater detail in Radius' Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

In April 1995, the parties in both litigations entered into settlement agreements. The settlements are subject to final approval of the court. The court has given preliminary approval of the settlements, and hearing on the fairness of the settlements is scheduled in June 1995. Under the settlements of the litigation brought in 1992 against Radius, the Company's insurance carrier is required to pay $3.7 million in cash (this amount has been deposited in escrow) and the Company is required to issue 128,695 share of its Common Stock to a class action settlement fund. In the settlement of the litigation brought in 1994 against SuperMac, the Company is required to pay $250,000 in cash and to issue into a class action settlement fund at least 707,609 shares of its Common Stock. The number of shares to be issued by the Company will increase by up to 100,000 if the price of the Common Stock is below $12 per share during the 60-day period following the initial issuance of shares. If the settlements are not approved by the court, the Company intends to contest the litigations vigorously.

In January 1995, a patent infringement lawsuit was filed in the United States District Court for the Northern District of California by the alleged holder of a patent involving video pixel data transfer claiming that the Company infringes the patent and seeking injunctive relief and damages in an unspecified amount. The complaint does not specify which products of the Company allegedly infringe the plaintiff's patent. The Company has filed an answer denying all the material allegations of the complaint. The Company believes it has meritorious defenses to the action and intends to defend it vigorously.

ITEM 5.  OTHER INFORMATION

David R. Brodwin resigned as Vice President, Product and Strategic Marketing effective as of April 21, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

See attached exhibit index.

(b)  REPORTS ON FORM 8-K

No report on Form 8-K was filed during the three months ended April 1, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 10, 1995              RADIUS INC.




                              By: /s/ Charles W. Berger
                                  ----------------------------------------
                                  Charles W. Berger
                                  Chairman, President, Chief Executive Officer




                              By: /s/ Robert W. Saltmarsh
                                  ----------------------------------------
                                  Robert W. Saltmarsh
                                  Chief Financial Officer

EXHIBIT INDEX


       EXHIBIT                                                                                    SEQUENTIALLY
       NUMBER                TITLE                                                               NUMBERED PAGE
       -------               -----                                                               -------------
       10.08    A  Credit Agreement by and among Radius Inc., the certain financial institutions, and Silicon Valley Bank, dated March 20, 1995.

                B  Credit Agreement by and among Radius Inc., the certain financial institutions, and International Business Machines Credit Corporation, dated
                   February 17, 1995.

       11.01       Computation of per share earnings