Form 10-Q/A
period 1995-04-01
RADIUS INC
filed 1995-06-21
CIK 805574

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1995.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13(D) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________TO________.

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

                                 (408) 541-6100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                 ---------------------------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES   X       NO
                                   --------     --------


THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON JUNE 16, 1995 WAS 16,230,229.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   RADIUS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (in thousands, unaudited)


                                                                     SIX MONTHS ENDED
                                                                         APRIL 1,
                                                                   --------------------

                                                                     1995       1994
                                                                    ------     -------
Cash flows from operating activities:
    Net income (loss)                                             $(10,745)   $(9,535)
  Adjustments to reconcile net loss to net cash
  (used in) operating activities:
    Depreciation and amortization                                     2,184      1,911
    Elimination of SuperMac loss for three months                         -      9,914
    Common stock to be issued                                        12,022          -
    (Increase) decrease in assets:
       Accounts receivable                                         (26,312)   (14,658)
       Inventories                                                 (10,212)      1,619
       Prepaid expenses and other current assets                    (2,857)      (716)
       Income tax receivable                                          7,829      9,551
       Deferred income taxes                                              -      1,012
    Increase (decrease) in liabilities:
       Accounts payable                                              27,522      4,928
       Accrued payroll and related expenses                           (699)      (731)
       Accrued warranty costs                                           128    (1,622)
       Other accrued liabilities                                      3,524      1,667
       Accrued restructuring costs                                 (11,655)    (5,798)
       Accrued income taxes                                           (155)      (348)
                                                                   --------   --------
        Net cash  (used in) operating activities                   (21,448)    (2,806)

  Cash flows from investing activities:
    Capital expenditures                                            (2,983)    (1,962)
    Deposits and other assets                                         (153)      (352)
    Purchase of short-term investments                                    -    (2,002)
    Proceeds from sale or maturity of short-term investments              -      9,902
                                                                    -------    -------
    Net cash provided by (used in) investing activities             (3,136)      5,586

  Cash flows from financing activities:
    Principal payments of short-term borrowings, net                    388        135
    Principal payments of long-term debt and capital leases           (896)      (314)
    Issuance of common stock                                          1,446      1,993
                                                                    -------    -------
  Net cash provided by (used in) financing activities                   938      1,814
                                                                    -------    -------
  Net increase (decrease) in cash and cash equivalents             (11,624)      4,594
  Cash and cash equivalents, beginning of period                     15,997     24,013
                                                                    -------    -------
  Cash and cash equivalents, end of period                         $  4,373   $ 28,607
                                                                   --------   --------
                                                                   --------   --------

  Supplemental disclosure of cash flow information:
       Cash paid during the period for:
    Interest paid                                                  $  1,082   $    358
                                                                   --------   --------
                                                                   --------   --------
  Income taxes paid                                                $      -   $      6
                                                                   --------   --------
                                                                   --------   --------

                             See accompanying notes.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 16, 1995                        RADIUS INC.




                                          By: \s\
                                             ------------------------------
                                             Charles W. Berger
                                             Chairman, President, Chief
                                             Executive Officer




                                          By:  \s\
                                             ------------------------------
                                             Robert W. Saltmarsh
                                             Chief Financial Officer