Form 10-Q
period 1995-07-01
RADIUS INC
filed 1995-08-15
CIK 805574

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 1995.

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13(d) OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO          .

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

                     --------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES   X       NO
                                    -----        -----


THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON AUGUST 14, 1995 WAS 17,034,381.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   RADIUS INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                          PAGE
Item 1.  Financial Statements

          Consolidated Balance Sheets at July 1, 1995 and September 30, 1994              3

          Consolidated Statements of Operations for the Three and Nine Months Ended
          July 1, 1995 and 1994                                                           4

          Consolidated Statements of Cash Flows for the Nine Months Ended
          July 1, 1995 and 1994                                                           5

          Notes to Consolidated Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                   8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                              14

Item 6.   Exhibits and Reports on Form 8-K                                               14

SIGNATURES                                                                               15


PART 1.   FINANCIAL INFORMATION

                                   RADIUS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS
                                     -------
                                                          JULY 1,  SEPTEMBER 30,
                                                           1995         1994 (1)
                                                         --------     ---------
                                                        (unaudited)
Current assets:
     Cash and cash equivalents                          $  16,268     $ 15,997
     Accounts receivable, net                              80,634       62,145
     Inventories                                           38,361       21,069
     Prepaid expenses and other current assets                928        1,473
     Income tax receivable                                    693        9,083
     Deferred income taxes                                  8,400        8,400
                                                         --------     --------
          Total current assets                            145,284      118,167
Property and equipment, net                                 7,588        7,728
Goodwill                                                    3,134          442
Deposits and other assets                                   1,755          522
                                                         --------     --------
                                                         $157,761     $126,859
                                                         --------     --------
                                                         --------     --------

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
     Accounts payable                                    $ 56,319     $ 39,255
     Accrued payroll and related expenses                   3,727        4,024
     Accrued warranty costs                                 2,878        2,255
     Other accrued liabilities                              6,958        6,650
     Accrued income taxes                                   1,312        1,237
     Accrued restructuring costs                            1,671       15,148
     Short-term borrowings                                 21,509       18,095
     Obligation under capital leases - current portion      1,452        1,647
                                                         --------     --------
          Total current liabilities                        95,826       88,311

Obligations under capital leases - noncurrent portion       1,751        2,857

Commitments and contingencies

Shareholders' equity:
     Common stock                                         113,217       87,017
     Common stock to be issued                             12,022           --
     Accumulated deficit                                 (65,108)     (51,251)
     Accumulated translation adjustment                        53         (75)
                                                         --------     --------
          Total shareholders' equity                       60,184       35,691
                                                         --------     --------
                                                         $157,761     $126,859
                                                         --------     --------
                                                         --------     --------

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

                                   RADIUS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      JULY 1,                      JULY 1,
                                                                ------------------            -------------------
                                                                1995           1994           1995           1994
                                                             ---------      ---------      ---------      ---------
Net sales                                                    $  87,325      $  86,673      $ 251,007      $ 257,866
Cost of sales                                                   65,211         59,931        184,882        190,267
                                                             ---------      ---------      ---------      ---------
          Gross profit                                          22,114         26,742         66,125         67,599
                                                             ---------      ---------      ---------      ---------

Operating expenses:
     Research and development                                    4,990          5,645         13,780         20,738
     Selling, general and administrative                        18,442         19,232         48,725         59,640
                                                             ---------      ---------      ---------      ---------
          Total operating expenses                              23,432         24,877         62,505         80,378
                                                             ---------      ---------      ---------      ---------

Income (loss) from operations                                   (1,318)         1,865          3,620        (12,779)

Interest expense, net                                           (1,531)          (223)        (4,605)          (503)
Settlement of litigation                                            --             --        (12,422)            --
                                                             ---------      ---------      ---------      ---------
Income (loss) before income taxes                               (2,849)         1,642        (13,407)       (13,282)

Provision (benefit) for income taxes                               263            580            450         (4,809)
                                                             ---------      ---------      ---------      ---------
Net income (loss)                                             $ (3,112)      $  1,062      $ (13,857)      $ (8,473)
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
Income (loss) per share:

Net income (loss) per share                                   $  (0.21)      $   0.08       $  (0.96)      $  (0.63)
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------

Common and common equivalent shares used                        14,791         14,041         14,386         13,522
                                                             ---------      ---------      ---------      ---------
  in computing net income (loss) per share                   ---------      ---------      ---------      ---------




                             See accompanying notes.

                                   RADIUS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (in thousands, unaudited)


                                                                                NINE MONTHS ENDED
                                                                                      JULY 1,
                                                                           --------------------------
                                                                                1995           1994
                                                                           ----------      ----------
Cash flows from operating activities:
     Net income (loss)                                                      $  (13,857)     $  (8,473)
     Adjustments to reconcile net loss to net cash
     (used in) operating activities:
        Depreciation and amortization                                            2,988          4,480
        Elimination of SuperMac loss for three months                                -          9,914
        Common stock to be issued                                               12,022              -
        (Increase) decrease in assets:
           Accounts receivable                                                 (18,361)       (24,357)
           Inventories                                                         (17,292)         2,379
           Prepaid expenses and other current assets                               545         (2,261)
           Income tax receivable                                                 8,390          8,551
           Deferred income taxes                                                    --          2,332
        Increase (decrease) in liabilities:
           Accounts payable                                                     17,064            249
           Accrued payroll and related expenses                                   (297)          (624)
           Accrued warranty costs                                                  623         (1,906)
           Other accrued liabilities                                               308           (867)
           Accrued income taxes                                                     75           (497)
           Accrued restructuring costs                                         (13,477)        (7,266)
                                                                            ----------     ----------
           Net cash  (used in) operating activities                            (21,269)       (18,346)

Cash flows from investing activities:
     Capital expenditures                                                       (2,848)        (3,937)
     Goodwill                                                                   (2,692)          (685)
     Deposits and other assets                                                  (1,233)          (442)
     Purchase of short-term investments                                             --         14,267
                                                                            ----------      ----------
          Net cash provided by (used in) investing activities                   (6,773)         9,203

Cash flows from financing activities:
     Principal payments of short-term borrowings, net                            3,414            293
     Principal payments of long-term debt and capital leases                    (1,301)          (733)
     Issuance of common stock                                                   26,200          2,778
                                                                            ----------      ----------
          Net cash provided by (used in) financing activities                   28,313          2,338
                                                                            ----------      ----------
Net increase (decrease) in cash and cash equivalents                               271         (6,805)
Cash and cash equivalents, beginning of period                                  15,997         24,013
                                                                            ----------      ----------
Cash and cash equivalents, end of period                                     $  16,268      $  17,208
                                                                            ----------      ----------
                                                                            ----------      ----------

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest paid                                                      $   2,009      $    544
                                                                            ----------      ----------
                                                                            ----------      ----------
          Income taxes paid                                                   $     --      $       6
                                                                            ----------      ----------
                                                                            ----------      ----------

                             See accompanying notes.

                                   RADIUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Radius Inc. ("Radius" or the "Company") as of July 1, 1995 and for the three and nine months ended July 1, 1995 and 1994 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

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

NOTE 2.  INVENTORIES

Inventories, stated at the lower of cost or market, consist of (in thousands):


                                            JULY 1,             SEPTEMBER 30,
                                             1995                   1994
                                         -----------            -------------

                                         (unaudited)
          Raw materials                  $  1,218                 $  4,515
          Work in process                  13,673                    6,852
          Finished goods                   23,470                    9,702
                                         --------                 --------
                                         $ 38,361                 $ 21,069
                                         --------                 --------
                                         --------                 --------

NOTE 3.  CHANGES IN SHAREHOLDERS' EQUITY

In June 1995, the Company sold approximately 2,500,000 shares of its Common Stock in a series of private placements to a small number of investors unaffiliated with the Company. Proceeds from the offering, net of commission and other related expenses were $21.5 million. The net proceeds are being used for working capital.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

The Company settled two securities class action lawsuits during the second quarter of fiscal 1995. The settlements were approved by the federal court in San Jose, California in June 1995. The financial statements for the first quarter of fiscal 1995 included a charge to other income of $12.4 million, reflecting settlement costs not covered by insurance as well as related legal fees, resulting in a reduction in net income from $1.4 million to a net loss of $11.0 million or $0.78 per share for the quarter.

The first lawsuit was filed in September 1992 against Radius and certain of its officers and directors relating to events occurring between January 1992 and early September 1992. Under the settlement, Radius' insurance carrier has paid $3.7 million in cash and Radius will issue 128,695 shares of the Company's Common Stock. The aggregate value of the settlement as of the settlement date was $5.5 million.

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

The settlements will result in dilution to existing shareholders of the Company ranging from 4.6% to 5.2% depending on the number of shares of Radius stock issued. The Company had 18,127,967 common and common equivalent shares outstanding as of July 1, 1995.

NOTE 5.  INCOME TAXES

For the three and nine month periods ended July 1, 1995 and 1994, the provision (benefit) for income taxes has been computed by applying the estimated annual effective tax rate to income (loss) before income taxes and charge for litigation settlement.

NOTE 6. CHANGE IN METHOD OF ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      JULY 1,                  JULY 1,

                                                   1995      1994          1995      1994
                                                   ----      ----          ----      ----

     Net sales                                    100.0%    100.0%         100.0%    100.0%
     Cost of sales                                 74.7      69.1           73.7      73.8
                                                 ------    ------         ------    ------
          Gross profit                             25.3      30.9           26.3      26.2
                                                 ------    ------         ------    ------
     Operating expenses:
       Research and development                     5.7       6.5            5.5       8.0
       Selling, general and administrative         21.1      22.2           19.4      23.1
                                                 ------    ------         ------    ------
          Total operating expenses                 26.8      28.7           24.9      31.2
                                                 ------    ------         ------    ------
     Income (loss) from operations                (1.5)       2.2            1.4     (5.0)
     Interest expense, net                        (1.8)     (0.3)          (1.8)     (0.2)
     Settlement of litigation                         -         -          (4.9)         -
                                                 ------    ------         ------    ------
     Income (loss) before income taxes            (3.3)       1.9          (5.3)     (5.2)

     Provision (benefit) for income taxes           0.3       0.7            0.2     (1.9)
                                                 ------    ------         ------    ------

     Net income (loss)                            (3.6)%      1.2%         (5.5)%    (3.3)%
                                                 ------    ------         ------    ------
                                                 ------    ------         ------    ------


NET SALES

The Company's net sales increased 0.8% to $87.3 million in the third quarter of fiscal 1995 from $86.7 million for the same quarter in fiscal 1994. Net sales for the first nine months of fiscal 1995 decreased 2.7% to $247.3 million from $253.6 million for the same period in fiscal 1994.

Net sales increased in the third quarter of fiscal 1995 compared to the prior year's quarter primarily due to improved sales of digital video products and raster imaging processors (RIPs) and to shipments of the Company's newly introduced MacOS-based system products, although these gains were largely offset by reduced sales of graphics cards and by price reductions. Net sales for the quarter were lower than anticipated as a result of initial production delays and component shortages relating to the Company's MacOS-based system products.

The decline in net sales during the nine month period resulted primarily from reduced sales of graphics cards and from product returns and price reductions relating to the consolidation of the Radius and SuperMac product lines following the Merger.

While graphic card revenues declined in both the three and nine month periods, graphics card revenue improved over the second quarter of fiscal 1995 due in part to the introduction of a series of new cards for the Apple Power Macintosh 9500 and other Mac OS-based PCI bus computers. Sales for these products were supported by strong channel sell through.

In the fourth quarter of fiscal 1995, the Company anticipates significantly lower revenue from its digital video products primarily due to high sales channel inventory levels of Radius Telecast, the Company's professional quality high-end digital video product, resulting from the longer sale cycle, training requirements, and technical issues associated with this new product. The Company currently is implementing sales and marketing programs designed to increase sales of Radius Telecast to end-users. The Company anticipates that the decline in digital video product sales will be offset by improved sales of MacOS-based system products, although there can be no assurance of such improved sales as the Company is still in the early stages of implementing its MacOS-based system business.

Ingram Micro, Inc. ("Ingram") accounted for 43.8% and 25.1% of the Company's net sales for the three and nine month periods ended July 1, 1995, respectively. For the corresponding periods of fiscal 1994, Ingram accounted for 11.0% and 12.0% of the Company's net sales. The increase in sales to Ingram reflects a reduction in orders placed by many of the Company's other distributors and resellers following the Company's announcement in June 1995 of a distribution agreement that grants Ingram the exclusive right to distribute Radius branded MacOS-based system products in the United States and Canada. The Company believes that this exclusive distribution arrangement will facilitate effective and focused marketing and distribution of its MacOS-based system products while lowering the Company's sales, marketing and administrative costs. The extent to which this exclusive distribution arrangement with Ingram will affect the size of future orders from the Company's other distributors and resellers is uncertain, but it is not expected to affect end-user sales.

The Company's third quarter export sales decreased to 32.9% of net sales from 37.1% of net sales in the same quarter of fiscal 1994. Export sales were 33.0% of net sales for the nine month period of fiscal 1995 compared to 34.1% in the same period in fiscal 1994.

GROSS PROFIT

The Company's gross profit margin was 25.3% and 26.3% for the three and nine month periods ending July 1, 1995, as compared with 30.9% and 26.2% for the corresponding periods in fiscal 1994. The gross margin for the first nine months of fiscal 1994 excluding restructuring charges was 31.4%.

The decline in gross margin for the three month period was primarily due to higher than expected freight and distribution costs and to an additional inventory reserve provision due to increased obsolete and excess inventory. Excluding the restructuring charges, the decline in gross margin for the nine month period was primarily due to lower sales of higher margin graphics cards, costs incurred to process higher than expected product returns resulting from the consolidation of the Radius and SuperMac product lines, the sale of end of life products, and increased pricing pressures.

The Company expects its gross margins to decline in the fourth quarter of fiscal 1995 due to three factors: significantly reduced revenue from higher margin digital-video products; the high costs of production for its initial MacOS-based system products reflecting start-up costs and component supply constraints coupled with pricing pressure on such products due to recent price reductions by Apple; and recently reduced prices on the Company's line of graphic cards for MacOS-based PCI bus computers in anticipation of increased competition.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $4.9 million or 5.7% of net sales in the third quarter of fiscal 1995 from $5.6 million or 6.5% of net sales in the same quarter of fiscal 1994. Research and development expenses decreased from $20.7 million or 8.0% of net sales for the first nine months of fiscal 1994 to $13.8 million or 5.5% of net sales for the corresponding period in fiscal 1995.

The decrease in research and development expenses in the three and nine month periods was primarily due to the reduction of expenses as a result of the Company's restructuring associated with the Merger. The merger-related restructuring resulted in reduced costs primarily related to headcount, depreciation, and facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $18.4 million or 21.1% of net sales in the third quarter of fiscal 1995 from $19.2 million or 22.2% of net sales in the same quarter of fiscal 1994. Selling, general and administrative expenses decreased from $59.6 million or 23.1% of net sales for the first nine months of fiscal 1994 to $48.7 million or 19.4% of net sales for the corresponding period in fiscal 1995.

The decrease in selling, general and administrative expenses in the three and nine month periods was primarily due to the reduction of expenses as a result of the Company's restructuring associated with the Merger. The merger-related restructuring resulted in reduced costs primarily related to headcount, depreciation, and facilities. The reduction in selling, general and administrative expenses as a percentage of sales was lower in the third quarter than in the first nine months of fiscal 1995 because of the Company's continuing investment in the MacOS-based systems business and by higher than anticipated sales and marketing expenses.

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

RADIUS FISCAL 1993 RESTRUCTURING AND OTHER CHARGES

In June 1993, Radius announced a restructuring program designed to reduce costs and improve operating efficiencies. The program included, among other things, the write-down of inventory following Radius' decision to phase out its older generation of products, lease termination expenses, capital equipment write-offs, severance payments and costs associated with the discontinuation of Radius' minicomputer-class server product. The restructuring program costs of $15.5 million resulted in an after-tax charge of approximately $9.5 million during the third quarter of fiscal 1993. The charges (in thousands) are included in: cost of sales ($10,993); research and development ($411); and selling, general and administrative expenses ($4,096). The elements of the total charge as of July 1, 1995 were as follows (in thousands):


                                                                             Representing
                                                                 ----------------------------------------------
                                                                                                  Cash Outlays
                                                                                      ------------------------
                                                                           Asset
                                                        Provision    Write-Downs      Completed         Future
     Inventory                                            $ 8,319        $ 8,319      $       -            $ -
     Manufacturing reorganization                           3,109            989          2,120              -
     Domestic facilities closure                            1,994          1,505            489              -
     Germany office closure                                   860              -            860              -
     Consulting related to product discontinuation
       and company reorganization                             500              -            500              -
     Discontinuation of development projects                  411            411              -              -
     Executive reorganization                                 307              -            307              -
                                                          -------        -------        -------        -------
     Total charges                                        $15,500        $11,224        $ 4,276            $ -



The Company completed this restructuring event by the end of calendar 1994. There were no material changes in the restructuring plan or in the estimates of the restructuring costs from the recognition of the charge in June 1993 with the completion of the restructuring program in December 1994. The Company believes the program generally fulfilled the Company's expectations and that the program was successful. Cash expenditures of $4.3 million were made between June 1993 and December 1994, to complete this restructuring event.

SUPERMAC DECEMBER 1993 RESTRUCTURING AND OTHER CHARGES

In December 1993, SuperMac recorded charges of $16.6 million in connection with a program to adjust inventory levels, eliminate excess facilities, terminate certain projects and contract arrangements and reduce the number of employees. The charges (in thousands) are included in: cost of sales ($13,352); research and development ($2,000); and selling, general and administrative expenses ($1,238). The elements of the total charge as of July 1, 1995 were as follows (in thousands):


                                                                             Representing
                                                                 ----------------------------------------------
                                                                                                  Cash Outlays
                                                                                      ------------------------
                                                                           Asset
                                                        Provision    Write-Downs      Completed         Future
     Adjust inventory levels                              $10,577        $ 9,718         $  859         $    -
     Excess facilities                                      1,619              -          1,619              -
     Terminate projects and arrangements                    2,494          1,294          1,036            164
     Employee severance                                     1,900              -          1,803             97
                                                        ---------        -------        -------          -----
     Total charges                                        $16,590        $11,012         $5,317          $ 261


There have been no material changes in the restructuring plan or in the estimates of the restructuring costs. The Company has $392,000 remaining in its restructuring reserve, the majority of the balance is expected to be eliminated by the end of fiscal 1995. The Company expects that cash expenditures that will be incurred to complete this restructuring event will not have a material effect on the Company's liquidity. The consolidated results for the Company in both the twelve months ended September 30, 1994 and the fiscal period ended 1993 include SuperMac's $16.6 million charge.

RADIUS FISCAL 1994 MERGER RELATED RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of fiscal 1994, the Company recorded charges of $43.4 million in connection with the Merger of Radius and SuperMac. These charges include the discontinuance of duplicative product lines and related assets, elimination of duplicative facilities, property and equipment and other assets and personnel severance costs as well as transaction fees and costs incidental to the Merger. The charges (in thousands) are included in: net sales ($3,095); cost of sales ($25,270); research and development ($4,331); and selling, general and administrative expenses ($10,710). The elements of the total charge as of July 1, 1995 were as follows (in thousands):


                                                                             Representing
                                                                 ----------------------------------------------
                                                                                                  Cash Outlays
                                                                                      ------------------------
                                                                           Asset
                                                        Provision    Write-Downs      Completed         Future

     Adjust inventory levels                              $22,296        $19,200       $  3,011          $  85
     Excess facilities                                      2,790            400          2,144            246
     Revision of the operations business model              9,061          7,078          1,270            713
     Employee severance                                     6,311              -          6,311              -
     Merger related costs                                   2,949              -          2,915             34
                                                          -------        -------       --------
     Total charges                                        $43,407        $26,678        $15,651         $1,078



The adjustment of inventory levels reflects the discontinuance of duplicative product lines. The provision for excess facility costs represents the write-off of leaseholds and sublease costs of Radius' previous headquarters, the consolidation into one main headquarters and consolidation of sales offices.
The revision of the operations business model reflects the reorganization of the combined Company's manufacturing operations to mirror Radius' previously revised model implemented as part of the Radius 1993 restructuring. This reorganization was designed to out source a number of functions that previously were performed internally, reduce product costs through increased efficiencies and lower overhead, and focus the Company on a limited number of products. Employee severance costs are related to employees who have been released due to the revised business model, while related severance payments are expected to be incurred throughout fiscal 1995. The provision for Merger related costs is for the costs associated with the Merger transaction, such as legal, investment banking and accounting fees. The Company has reduced its restructuring reserves by $2.1 million to accurately reflect current requirements. The Company expects to have substantially completed the restructuring by September 1995.
Anticipated results of the restructuring on fiscal 1995 operations are estimated to include savings of $16.0 million from reduced headcount, $1.5 million from reduced depreciation expense, and $0.2 million from reduced rent expense. There can be no assurance that these estimated savings will be realized during fiscal 1995. These estimated savings could be affected by future changes in these and other areas.

The cash requirements with respect to the Merger related restructuring and other charges are estimated to be approximately $16.7 million, of which $15.7 million had been spent as of July 1, 1995. The Company used a line of credit to help fund these cash requirements, and as of July 1, 1995, the Company had a cash position of $16.3 million. There can be no assurance that the Company will not incur additional charges to reflect costs associated with the Merger.

LITIGATION SETTLEMENT

The Company settled two securities class action lawsuits during the second quarter of fiscal 1995 and the settlements were approved by the federal district court in San Jose, California in June 1995. The financial statements for the first quarter of fiscal 1995 include a charge to other income of $12.4 million, reflecting settlement costs not covered by insurance as well as related legal fees, resulting in a reduction in net income from $1.4 million to a net loss of $11.0 million or $0.78 per share for the quarter.

The first lawsuit was filed in September 1992 against Radius and certain of its officers and directors relating to events occurring between January 1992 and early September 1992. Under the settlement, the Company's insurance carrier paid $3.7 million in cash and the Company will issue 128,695 share of its Common Stock to a class action settlement fund. The aggregate value of the settlement as of the settlement date was $5.5 million.

The second lawsuit was filed in July 1994 against SuperMac and certain of its officers and directors relating to events occurring between September 1992 and February 1994. Under the settlement, the Company paid $250,000 in cash and will issue into a class action settlement fund 707,609 shares of its Common Stock. The number of shares to be issued by the Company will increase by up to 100,000 if the price of the Common Stock is below $12 per share during the 60-day period following the initial issuance of shares. The aggregate value of the settlement as of the settlement date was $10.4 million.

The settlements will result in dilution to existing shareholders of the Company ranging from 4.6% to 5.2% depending on the number of shares of Radius stock issued. The Company had 18,127,967 common and common equivalent shares outstanding as of July 1, 1995.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision of $263,000 for the third quarter of fiscal 1995 as compared to a provision for taxes for the third quarter of fiscal 1994 of $580,000. The fiscal 1995 tax provision is primarily comprised of foreign taxes.

FASB Statement 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company's valuation allowance reduces the deferred tax asset to the amount realizable. Management believes that it is more likely than not that the net deferred tax assets will be realized in the ordinary course of operations based on reversals of existing taxable temporary differences and income from operating activities. However, there can be no assurance that future income will be sufficient to realize this benefit. The Company will evaluate the realizability of the deferred tax asset on a quarterly basis.

FINANCIAL CONDITION

The Company's cash and cash equivalents at July 1, 1995 was $16.3 million compared to $16.0 million as of the end of the third quarter of fiscal 1994 and $4.4 million at the end of the second fiscal quarter of fiscal 1995. The increase in cash and cash equivalents reflects the closing of a private placement during the quarter, the proceeds of which allowed the Company to build inventory of MacOS-based systems components and reduce other vendor payables.
In the private placement, the Company sold 2,509,319 shares of its Common Stock resulting in net proceeds of approximately $21.5 million.

At July 1, 1995, the Company's principal sources of liquidity included approximately $16.3 million of cash and cash equivalents and $30.0 million in inventory and working capital financing all of which was fully utilized under an agreement with IBM Credit Corporation. In addition, the Company has a
$5.0 million line of credit with Silicon Valley Bank which was partially
utilized as of that date.   As of July 1, 1995, the Company was not in
compliance with all financial covenants in connection with its agreement with IBM Credit Corporation; however, the Company has since received a waiver of the respective covenants. Additionally, the Company's Japanese subsidiary has a revolving line of credit with a bank in Japan under which $3.6 million has been utilized as of July 1, 1995.

Recently, the Company's relatively low cash resources have restricted the Company's ability to purchase inventory which in turn has limited its ability to manufacture and sell products and has resulted in higher freight costs for expedited deliveries. The Company's low cash position is due in part to the Company's investment in components for its MacOS-based systems and the Company is currently in the process of transferring such component purchasing to its turn-key manufacturer for these products. The adverse effect on the Company's results of operations due to its low cash resources can be expected to continue until such time as the Company is able to complete the transfer of component purchasing for its MacOS-based systems to its turn-key manufacturer and return to profitability, or generate additional cash from other sources.

Additional funds may be needed to finance the Company's development plans for its MacOS compatibles and other products and for other purposes. There can be no assurance that additional financing will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

The MacOS-based systems business has entailed, and will continue to entail, significant new challenges for the Company in designing, developing, manufacturing and distributing products and there can be no assurance that the Company will be successful in this new business. For example, the success of the Company's MacOS-based systems business is subject to a number of factors beyond the Company's control such as the cost and availability of components (many of which are sole sourced), Apple's continued support of and commitment to MacOS licensing, and pricing actions taken by Apple on its own computers. In addition, as noted above, the Company's entry into the MacOS-based systems business may require additional cash resources.

Historically, substantially all of the Company's products have been designed for and sold to users of Apple computers. As a result of the Company's dependency on Apple computer products, the Company's operations and financial results could be significantly affected should Apple lose market share or otherwise experience slower sales. Moreover, new products anticipated from and introduced by Apple could cause customers to defer or alter buying decisions due to uncertainty in
the marketplace, as well as presenting direct competition to the Company.   For
example, sales of the Company's products could be adversely affected by the uncertainties associated with Apple's revamping of its entire product line from the NuBus to the PCI bus standard.

The Company's success is also highly dependent on its ability to develop innovative and cost-competitive new products and to bring them to market in a timely manner. Should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected.

The Company's primary means of distribution is through a limited number of third-party distributors and resellers and all sales of Radius branded MacOS-based systems products in the United Sates and Canada are made through Ingram. As a result, the Company's business and financial results are highly dependent on the amount of the Company's product ordered by these distributors and resellers which in turn depends on their overall financial condition as well as on their ability to resell such products and maintain appropriate inventory levels. The Company's operating results could be adversely affected if such distributors and resellers are not successful in these or other areas.

Other factors that could cost affect the Company's future operating results include the Company's ability to control costs and various competitive factors such as new product introductions, product enhancements, and aggressive marketing and pricing practices.

Due to the foregoing, the dynamic nature of the Company's industry, general economic conditions and other factors, the Company's future operating results and stock price may be subject to significant volatility. In addition, any change in net sales or operating results from levels expected by securities analysts, and the timing of the announcement of such shortfalls, could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September 1992, Radius and certain of its officers and directors were named as defendants in a securities class action litigation brought in the United States District Court for the Northern District of California that sought unspecified damages, prejudgment and postjudgment interest, attorneys' fees, expert witness fees and costs, and equitable relief. In July 1994, SuperMac, certain of its officers and directors, several venture capital firms and several of the underwriters of SuperMac's May 1992 initial public offering and its February 1993 secondary offering were named as defendants in a class action litigation brought in the same court that sought unspecified damages, prejudgment and postjudgment interest, attorneys' fees, experts' fees and costs, and equitable relief (including the imposition of a constructive trust on the proceeds of defendants' trading activities). These litigations are described in greater detail in Radius' Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

In June 1995, the Court approved the settlement of both litigations and entered a Final Judgment and Order of Dismissal. Under the settlement of the litigation brought in 1992 against Radius, the Company's insurance carrier paid $3.7 million in cash and the Company will issue 128,695 share of its Common Stock to a class action settlement fund. In the settlement of the litigation brought in 1994 against SuperMac, the Company paid $250,000 in cash and will issue into a class action settlement fund 707,609 shares of its Common Stock. The number of shares to be issued by the Company will increase by up to 100,000 if the price of the Common Stock is below $12 per share during the 60-day period following the initial issuance of shares.

In January 1995, a patent infringement lawsuit was filed in the United States District Court for the Northern District of California by the alleged holder of a patent involving video pixel data transfer claiming that the Company infringes the patent and seeking injunctive relief and damages in an unspecified amount. The complaint does not specify which products of the Company allegedly infringe the patent; subsequent pleading indicates that the plaintiff contends that the Company's VideoVision line of products infringe the patent. The Company has filed an answer denying all the material allegations of the complaint and believes it has meritorious defenses. The Company is entitled to a limited indemnity to the action and intends to defend it vigorously in cooperation with the indemnifying party(ies).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

See attached exhibit index.

(b)  REPORTS ON FORM 8-K

A report on Form 8-K was filed on June 28, 1995 in connection with the announcement of the Company's sale of 2,509,319 shares of Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 1995            RADIUS INC.




                               By: /s/
                                   --------------------------------------
                                   Charles W. Berger
                                   Chairman, President, Chief Executive Officer




                               By: /s/
                                   --------------------------------------
                                   Robert W. Saltmarsh
                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                           Sequentially
Number                             Title                         Numbered Page
-------                            -----                         -------------

10.24 Distribution Agreement between Radius Inc. and Ingram Micro, Inc. dated June 5, 1991 as amended on April 1, 1992, May 31, 1995 and July 14, 1995.
               (Confidential treatment has been requested with respect to certain portions of this exhibit).

11.01          Computation of per share earnings