Form 10-K
period 1995-09-30
RADIUS INC
filed 1996-01-02
CIK 805574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995      COMMISSION FILE NUMBER 0-18690

                                   RADIUS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                        68-0101300
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION
NUMBER)

                             215 MOFFETT PARK DRIVE
                               SUNNYVALE, CA 94089
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,
                               INCLUDING ZIP CODE)

                                 (408) 541-6100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                  ---------------------------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  COMMON STOCK

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANTS KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. (X)

                                                         AS OF DECEMBER 15, 1995
                                                         -----------------------
AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING
BID PRICE OF SUCH STOCK:                                             $43,739,556

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:                         17,401,094

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD FEBRUARY 21, 1996 ARE INCORPORATED BY REFERENCE INTO
PART III (ITEMS 10, 11, 12, AND 13) HEREOF.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   RADIUS INC.
                        1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


PART I                                                                      Page
                                                                            ----

ITEM 1.        Business. . . . . . . . . . . . . . . . . . . . . . . . . .     3
ITEM 2.        Properties. . . . . . . . . . . . . . . . . . . . . . . . .    10
ITEM 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . .    10
ITEM 4.        Submissions of Matters to a Vote of Security Holders. . . .    10


PART II

ITEM 5.        Market for Registrant's Common Equity and Related
                  Shareholder Matters. . . . . . . . . . . . . . . . . . .    13
ITEM 6.        Selected Financial Data . . . . . . . . . . . . . . . . . .    13
ITEM 7.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . . . . .    15
ITEM 8.        Financial Statements and Supplementary Data . . . . . . . .    26
ITEM 9.        Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure. . . . . . . . . . .    26


PART III

ITEM 10.       Directors and Executive Officers of the Registrant. . . . .    27
ITEM 11.       Executive Compensation. . . . . . . . . . . . . . . . . . .    27
ITEM 12.       Security Ownership of Certain Beneficial Owners
                  and Management . . . . . . . . . . . . . . . . . . . . .    27
ITEM 13.       Certain Relationships and Related Transactions. . . . . . .    27


PART IV

ITEM 14.       Exhibits, Financial Statements, Financial Statement
                Schedule, and Reports on Form 8-K. . . . . . . . . . . . .    28


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

                                     PART I

ITEM 1.        BUSINESS

OVERVIEW

Radius Inc. (the "Company" or the "Registrant" or "Radius") designs, develops, manufactures, markets and supports color publishing and digital video computer products for creative professionals. The Company's current product line includes: accelerated color graphics products that facilitate the creation and manipulation of graphical images; video systems and software that can acquire and manipulate video and audio information; high resolution color reference displays that allow users to view two full pages of text, graphics, images and video; and Macintosh operating system ("MacOS") compatible computer systems.

The primary target markets for the Company's products are color publishing and multimedia. These markets encompass creative professionals involved in such areas as color prepress, graphic arts, video editing, video and multimedia production and playback, and corporate training.

To date substantially all of the Company's products have been designed for and sold to users of Macintosh computer products (the "Macintosh") manufactured by Apple Computer, Inc. ("Apple") as Apple products have been the preferred platform in the Company's target markets.

As shown in the accompanying consolidated financial statements, the Company has incurred substantial operating losses and has a deficiency in assets and working capital. Management has implemented, or has developed plans to implement, a number of actions to address this situation including: refocusing its efforts on providing solutions for high end digital video and graphics customers; discontinuing sales of mass market and other low value added products; divesting its color server and monochrome display businesses and exploring opportunities for the divestiture of its MacOS compatible systems products and other product lines; significantly reducing expenses and headcount; subleasing all or a portion of its current facility given its reduced occupancy requirements; and investigating various strategic partnering opportunities.

The Company acquired SuperMac Technologies, Inc. ("SuperMac") effective August 31, 1994 (the "Merger"). The Company's executive offices are located at 215 Moffett Park Drive, Sunnyvale, CA 94089, and its telephone number is (408) 541-6100.

PRODUCTS AND APPLICATIONS

A summary of some of the Company's principal products and their typical applications is set forth below:


PRODUCT CATEGORY         PRODUCT                            MARKET/APPLICATION
----------------         -------                            ------------------
Accelerated Color        ThunderColor 30/1600               Color publishing, prepress, graphics
Graphics Products        ThunderColor 30/1152               design and professional color imaging
(PCI-based)              Thunder 30/1600
                         Thunder 30/1152
                         PrecisionColor 8/1600
                         ColorEngine

(NuBus-based)            Thunder IV GXY1600
                         Thunder IV GXY1360
                         Thunder/24 GT
                         PrecisionColor Pro 24X
                         PrecisionColor 8XJ
                         PhotoEngine


PRODUCT CATEGORY         PRODUCT                            MARKET/APPLICATION
----------------         -------                            ------------------
Digital Video Systems    Radius Telecast                    Professional quality video production,
and Software             VideoVision Studio                 multimedia production, video production
                         Radius Edit                        for corporate training and education, video
                         QuickFlix!                         editing and special effects software
                         VideoFusion

Color Reference          PressView 21SR                     Color publishing, prepress and graphics
Displays                 PressView 17SR                     design
                         PrecisionView 21

Color Management         ProSense Display Calibrator        Color publishing and prepress
Products                 Color Composer

MacOS Compatible         Radius 81/110                      Color publishing and digital video
Systems                  Radius System 100                  content providers

Color Server             Splash MX                          Color publishing, office color printing
Products                 Splash MX Plus                     and scanning
                         Splash TX

ACCELERATED COLOR GRAPHICS PRODUCTS
The Radius graphics product families offer a wide range of user choices to enhance the graphics performance of Apple Macintosh computers based on both the NuBus and PCI bus architectures. The choices range from an entry level accelerated 8-bit color graphics card (256 colors with up to 1 million pixels of color display information) to a variety of accelerated 24-bit color graphics cards (up to 16.7 million colors). All of the Company's graphics card products offer a range of high speed QuickDraw acceleration features and support numerous Radius, Apple and other third-party displays ranging from 13-inches to 21-inches in size. The Company's graphics card products also allow the user to switch resolutions "on-the-fly" without having to reboot the computer.

The ThunderColor (PCI) and Thunder IV (NuBus) class graphics cards offer enhanced resolutions, as well as a number of other acceleration capabilities for
Adobe Photoshop, a popular application for working with computer images.   These
graphics cards also feature hardware pan and zoom capability, enabling users to quickly change the size and the amount of the information on their color display. The Company believes these capabilities allow users working with large amounts of detailed information to be more productive because they can quickly accomplish a variety of tasks using these hardware-based acceleration features.

The ThunderColor (PCI), Thunder 30 (PCI), and Thunder IV (NuBus) graphics cards include multiple 66 MHz AT&T digital signal processors ("DSPs") that accelerate Adobe Photoshop. Having parallel processing DSPs rather than the base Macintosh's CPU perform the millions of computations required to manipulate Photoshop images means that customers can produce finished results more quickly and are more productive in their creative and production process. These cards include chip technology that enables users to use Photoshop's CMYK color mode faster than the native Macintosh. This is attractive to imaging professionals who use Photoshop to work with and edit images comprised of 'ink' data which is ready for printing. The Company believes this special "CMYK acceleration" technology makes working with ink images on a computer display more interactive.

DIGITAL VIDEO SYSTEMS AND SOFTWARE
Radius offers a number of products for the non-linear digital video editing and production market. Non-linear digital editing enables video editors to manipulate pictures and sound in a faster, easier and more cost effective manner than traditional analog tape-based systems. Editors can randomly access and digitally "cut and paste" images, videos and sound clips avoiding the tedious process of winding and rewinding of linear tape and the subsequent physical cutting and splicing of film segments.

VideoVision Studio, Radius' leading desktop video product, was the first fully QuickTime compatible video editing and production system that supported full-screen (640 x 480 pixels), full-motion video at 60-fields per-second.

VideoVision Studio offers JPEG video compression/decompression capabilities, 16-bit stereo audio, and allows users to output their finished product directly and easily to videotape. VideoVision Studio is compatible with QuickTime based software applications for editing, effects, titling, graphics, animation and audio.

Radius Telecast offers broadcast quality digital video for short form projects. Radius Telecast features include: high-quality, Betacam SP component, S-video and composite digitizing and play back; QuickTime-compliant video system software; 16-bit analog audio; and a 19" rack-mountable design. Radius Telecast is designed to provide full QuickTime support, a high degree of studio integration and professional video and audio support.

Radius also offers a variety of QuickTime compliant digital video software applications that facilitate the creation and editing of digital video content. Radius Edit is a non-linear professional digital video editing solution that features an intuitive user interface, FX templates, built-in titling, multiple key frames, batch digitizing and picture-in-picture capabilities. VideoFusion offers a variety of high-quality special effects for digital video editing including dynamic morphing, warping, pan-zoom-rotating, titling, chroma keying and compositing. QuickFLIX! is an inexpensive entry level application for creating QuickTime movies for business and education presentations.

DISPLAYS
The Company currently offers a variety of large color reference displays designed for desktop color publishers and graphic artists. The PressView SR series (PressView 21SR and PressView 17SR) is designed to offer the color accuracy, resolution and clarity needed for high quality color prepress, media authoring, photography, medical imaging and scientific image processing. These color reference displays offer consistent and accurate color preproofing at resolutions of up to 1600 by 1200 pixels and support advanced Diamondtron technology. The PrecisionView 21 also offers resolutions of up to 1600 by 1200 pixels but at a lower price point. When used with Radius' ProSense Display Calibrator, the PressView SR series and the PrecisionView 21 support Kodak PrecisionColor, Agfa FotoFlow, Apple ColorSync 2.0 and EFI Color management systems to ensure color accuracy.

In the past, the Company has also offered a variety of monochrome displays. As part of its strategy to refocus its business, the Company entered into a definitive agreement on December 21, 1995 to sell its monochrome display business to Display Technologies Electrohome Inc. For a more complete discussion see "Management's Discussion and Analysis of Financial Condition -- Business Divestitures."

COLOR MANAGEMENT PRODUCTS
Color peripherals tend to vary over time from their original specifications, thus causing significant color variances. Display calibrators control the way peripherals produce color, making the color more consistent and predictable. The Company's Prosense Display Calibrator works with sensing technology and Macintosh software to measure the actual color performance of a display and then adjust information in the Macintosh graphics card so that the colors will be "in balance." This product also communicates with a number of third party color management systems to provide color information about the display so that color can be managed from one peripheral to another.

MACOS COMPATIBLE SYSTEMS
The Company currently offers two MacOS-compatible systems for the color publishing and multimedia markets: The Radius 81/110 and the Radius System 100. The Radius 81/110 is based on Apple's 110 MHz PowerPC 601 processor and is designed for the NuBus bus architecture. The Radius 81/110 provides the user with a base system that can then be customized to meet the users specific color publishing or multimedia needs. The Radius System 100 is preconfigured with Radius' Thunder IV GXY1600 graphics card, a 2 gigabyte hard drive and preloaded application software.

Radius faced a number of challenges in entering the MacOS-compatible systems market including shortages of MacOS compatible systems components, Apple's transition from NuBus to PCI based systems that resulted in severe price erosion for NuBus based systems, manufacturing start-up issues, and the availability of sufficient capital to finance the business. For these and other reasons, the Company is now negotiating to sell its MacOS compatible systems business.

COLOR SERVER PRODUCTS
The Company's Splash color server products enable customers to turn their Xerox MajestiK Color Copiers into printers and scanners that operate over a network.
A Splash card is configured in a Macintosh computer and works in concert with Adobe CPSI (Configurable Postscript Interpreter) software to turn complex images of text, graphics and photographic information into high-resolution (400 dpi), high quality color prints. Splash cards process computer information and then quickly send it to a MajestiK Color Copier so that the copier engine technology can operate as a color printer connected to a network (Macintosh or PC). Both the Splash MX Plus and the Splash TX products also enable customers to use the Majestik scanning technology to capture high-resolution color images and download their images to their computer.

On December 23, 1995, the Company entered into a definitive agreement to sell its color server business to Splash Technology, Inc., a company in which Radius will retain a 19.9% equity interest, for approximately $21.9 million. That sale is anticipated to be completed in January 1996. For a more complete discussion see "Management's Discussion and Analysis of Financial Condition -- Business Divestitures."

TECHNOLOGY AND PRODUCT DEVELOPMENT

The Company's research and development efforts are focused on creating new products and technologies for customers who create, review, approve and utilize high resolution color images and moving video. Current research and development efforts include: (i) performance improvements and cost reductions of current products; (ii) development of 3D graphics subsystems; (iii) development of application software to facilitate the creation and manipulation of video and high resolution still images; (iv) development of integrated software that improves ease of use and functionality of the Company's graphics cards, digital video cards, and color reference displays; and (v) development of next generation technology to enable new methods of displaying and creating information with greater flexibility, speed, and quality.

The principles and features underlying the design of the Company's products are: identification and reduction of performance bottlenecks in graphics and video systems; providing consistency of color fidelity across products and applications; utilization of ASIC technology; and innovation within standard operating system environments.

IDENTIFICATION AND REDUCTION OF BOTTLENECKS IN GRAPHICS AND VIDEO SYSTEMS
The Company analyzes the performance of applications and hardware products within the environment of the host CPU and operating system with the goal of determining which parts of the overall solution are most resource and time intensive so that products can be developed which outperform the existing solutions. The Company has developed considerable knowledge of system software such as Apple's QuickDraw and QuickTime and critical application software such as Adobe Photoshop. The Company believes that its ability to eliminate bottlenecks in a manner that is compatible with existing Apple and third party products is a significant advantage in the marketplace.

PROVIDING CONSISTENCY OF COLOR FIDELITY ACROSS PRODUCTS AND APPLICATIONS
The Company strives to provide users with the most accurate and repeatable color available. The Company's high-end color reference displays provide tools to calibrate the display with both objective standards and visual perception, and to adjust the color range of the display to fit user needs.

UTILIZATION OF ASIC TECHNOLOGY
On a selective basis, the Company uses its in-house integrated computer aided engineering capabilities to develop proprietary ASIC chips for use in its own products. The use of ASIC chips allows the Company to increase performance while reducing chip count and board size which thereby reduces cost. ASICs are used heavily throughout the Company's graphics card line. In some cases, however, commercially available devices offer better overall price/performance than proprietary ASICs (given the development cost involved), and the Company's strategy is to make the tradeoff on a product-by-product basis to provide the most cost-effective solution.

INNOVATION WITHIN STANDARD OPERATING SYSTEM ENVIRONMENTS
In order to maintain compatibility with the broad existing base of installed hardware and software, the Company seeks to innovate in conjunction with existing standards. For example, the Company's graphics cards are compatible with third party graphics software (such as Adobe Photoshop and Quark Pagemaker) as well as NuBus and PCI-based computers. Similarly, the Company's digital video cards are tightly integrated into Apple's standard QuickTime environment.

The Company believes that the competitive nature of the computer industry, along with the rapid pace of technological evolution, requires that it continue to introduce innovative products on a timely basis to compete effectively. During fiscal 1995, 1994 and 1993, the Company's expenditures for research and development totaled $19,310,000, $33,956,000, and $33,503,000, respectively. To date, all of the Company's research and development expenditures have been charged to operations as incurred.

There can be no assurance that the Company's development efforts will result in commercially successful products, or that the Company's products will not be rendered obsolete by changing technology or new products introduced by others. Additionally, should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. For a more complete discussion see "Management's Discussion and Analysis of Financial Condition -- Certain Factors That May Affect the Company's Future Results of Operations -- Technological Change; Continuing Need to Develop New Products."

MARKETING, SALES AND DISTRIBUTION

The Company employs a two-tiered distribution model whereby it sells its products primarily through a limited number of distributors and master resellers that in turn distribute the Company's products to variety of resellers including superstores, independent dealers, educational resellers, systems integrators, value added resellers and mail order resellers. The Company's distributors and master resellers purchase products at discounts from suggested retail prices based on purchase volumes.

In the United States, the Company sells its products primarily through the following major distributors and master resellers: Ingram Micro, Inc.; Intelligent Electronics; and MicroAge. The Company's business and financial results are highly dependent on the success of these distributors and master resellers. To assist these domestic distributors and master resellers and to provide marketing, training and technical support, the Company maintains field sales facilities in a number of locations throughout the United States. For a more complete discussion see "Management's Discussion and Analysis of Financial Condition -- Certain Factors That May Affect the Company's Future Results of Operations -- Distribution."

Since fiscal 1993, the Company has utilized the Reseller Alliance Marketing Program ("RAMP") for its domestic sales channel. Under RAMP, distributors and master resellers that meet certain volume sales commitments and reporting capabilities are extended deeper discounts than other distributors and master resellers on the Company's higher margin products such as graphics cards and digital video products. RAMP also includes a market development funding program that gives distributors and master resellers incentives to lower returns, increase sales, improve reporting and achieve a product mix favoring higher margin products.

Internationally, sales are made through worldwide distributors, which market, sell and service the Company's products, and through the Company's wholly owned subsidiary located in Tokyo, Japan. In addition to its facilities in Japan, the Company maintains international sales offices in Surrey, England; Hamburg, Germany; and Paris, France.

For the fiscal years ended September 30, 1995, 1994 and 1993, the Company's export sales accounted for approximately 40.4%, 34.5%, and 32.0%, respectively, of the Company's net sales. See Note 7 of Notes to Consolidated Financial Statements.

The Company's export sales are subject to certain risks common to international operations, such as currency fluctuations and governmental regulations. For a more complete discussion see "Management's Discussion and Analysis of Financial Condition --Certain Factors That May Affect the Company's Future Results of Operations --International Sales."

For the fiscal years ended September 30, 1995, 1994 and 1993, Ingram Micro, Inc. accounted for approximately 34.0%, 13.5% and 11.5% of the Company's net sales, respectively.

Many of the Company's distributors and master resellers have the right to return products purchased from the Company. While the Company provides for estimated product returns, if in the future the Company were to experience returns from customers significantly in excess of this estimate, such returns could have a material adverse effect on the Company's results of operations.

The Company's marketing programs support worldwide sales and distribution of its products. The Company's principal marketing activities include frequent participation in industry trade shows and seminars, advertising in major trade publications worldwide, public relations activities with the trade and business press, publication of technical articles, distribution of sales literature and product specifications and communications with its installed base of end users. The Company's marketing programs are designed to generate sales leads for its distributors and master resellers as well as to enhance the Company's brand name recognition.

MANUFACTURING

As a result of the Company's outsourcing of manufacturing, substantially all of the Company's assembly, quality control testing, packaging and other manufacturing operations are performed by the Company's suppliers, contract manufacturers, and other subcontractors. The Company has developed a quality assurance program with these third parties.

The Company attempts to utilize standard parts and components available from multiple vendors. However, certain components used in the Company's products are available only from sole or limited suppliers, such as certain ASICs from LSI Logic and certain VideoVision parts from Toshiba. The Company's products also incorporate components, such as video random access memory, that are available from multiple sources but have been subject to substantial fluctuations in availability and price. Although the Company has been able to obtain an adequate supply of such components in the past, there can be no assurance that it will be able to obtain an adequate supply in the future. For a more complete discussion see "Management's Discussion and Analysis of Financial Condition -- Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on Suppliers."

COMPETITION

The color publishing and multimedia markets are, and are expected to remain, highly competitive. The Company's principal competitors in the color publishing market include Apple, ATI Technology and Diamond Multimedia
Systems.   The Company's principal competitors in the multimedia market include Truevision (formerly RasterOps Corporation), Data Translation, Inc., Matrox, Inc., Avid Technology, Inc., VideoLogic, Inc. and Fast Electronics Gmbh. The market for the Company's products is evolving, and it is difficult to predict all future sources of competition.

Although Apple is principally a supplier of general purpose computing platforms upon which third parties are encouraged to build more complete solutions, the Company also faces competition from Apple. Apple markets a number of products, including computer systems and color displays, that compete directly or indirectly with the Company. Apple also could introduce additional products, add functionality to their computer systems that is similar to that provided by certain of the Company's products, or alter its systems' architecture in a manner that could adversely affect the Company's ability to compete. For example, Apple's PowerPC based products which have on-board graphic functionality and faster processing speed, could be considered competitors of specific product lines of the Company's. For a more complete discussion see "Management's Discussion and Analysis of Financial Condition -- Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on and Competition With Apple."

 The Company believes that the principal competitive factors for its product line are product performance, breadth of distribution, brand name recognition, price and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors In addition, many of the Company's current and prospective competitors have significantly greater
technical, manufacturing and marketing resources that the Company.   For a more
complete discussion see "Management's Discussion and Analysis of Financial Condition -- Certain Factors That May Affect the Company's Future Results of Operations -- Competition."

PATENTS AND LICENSES

The Company has been granted patents in the United States and in foreign countries and also has pending United States and foreign patent applications. The Company also has registered some of its trademarks in the United States and in foreign countries and has several trademark applications pending in the United States and other countries. In addition, the Company attempts to protect its software and other intellectual property under copyright and trade secret laws, through agreements with employees and consultants, and by other security measures.

Although the Company believes that the ownership of patents, copyrights, trade secrets and trademarks is an important factor in its business, the Company relies primarily on the innovative skills, technological expertise and marketing abilities of its employees. The Company continues to implement protective measures and intends to defend its intellectual property rights, but there can
be no assurance that these measures will be successful.   For a more complete
discussion see "Management's Discussion and Analysis of Financial Condition -- Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on Proprietary Rights."

EMPLOYEES

As of December 15, 1995, the Company had approximately 237 full time employees. The Company anticipates reducing its work force to under 200 employees as a result of the sale of its color server group.

The Company's success will depend, in large measure, on its ability to attract and retain highly qualified technical, marketing, engineering and management personnel, who are in great demand. For a more complete discussion see "Management's Discussion and Analysis of Financial Condition -- Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on Key Personnel."

The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.   PROPERTIES

The Company's primary facilities are located in Sunnyvale, California and consist of an 153,000 square foot building. These facilities, which house all of the Company's engineering, marketing, operations, finance and administration, and sales management operations, are substantially larger than the Company currently requires given recent reductions in its workforce. The Company is now attempting to sublease all or a portion of this facility. The lease on the primary facility will expire in March 1998.

The Company has subleased to other companies approximately 281,000 square feet of facilities which the Company is currently not using.

The Company maintains field sales facilities in a number of locations throughout the United States as well as in Surrey, England; Paris, France; Hamburg, Germany; and Tokyo, Japan. For additional information concerning the Company's lease commitments, see Note 3 of Notes to Consolidated Financial Statements.


ITEM 3.   LEGAL PROCEEDINGS

(a) On November 16, 1995, Electronics for Imaging, Inc. ("EFI") filed a suit in the United States District Court in the Northern District of California alleging that the Company infringes a patent allegedly owned by EFI. Although the complaint does not specify which of the Company's products allegedly infringe the patent, subsequent pleading indicates that EFI alleges that the Company's Color Server products allegedly infringe. The Company's Color Server products are material to its business.

The Company has filed an answer denying all material allegations, and has filed counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI has filed a motion to dismiss or sever the Company's counterclaims. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it may have indemnification rights with respect to EFI's claims. In the opinion of management, based on the facts known at this time, the eventual outcome of this case is unlikely to have a material adverse effect on the results of operations or financial position of the Company.

(b) In September 1992, the Company and certain of its officers and directors were named as defendants in a securities class action litigation brought in the United States District Court for the Northern District of California that sought unspecified damages, prejudgment and post judgment interest, attorneys' fees, expert witness fees and costs, and equitable relief. In July 1994, SuperMac and certain of its officers and directors, several venture capital firms and several of the underwriters of SuperMac's May 1992 initial public offering and its February 1993 secondary offering were named as defendants in a class action litigation brought in the same court that sought unspecified damages, prejudgment and post judgment interest, attorneys' fees, experts' fees and costs, and equitable relief (including the imposition of a constructive trust on the proceeds of defendants' trading activities).

In June 1995, the Court approved the settlement of both litigations and entered a Final Judgment and Order of Dismissal. Under the settlement of the litigation brought in 1992 against the Company, the Company's insurance carrier paid $3.7 million in cash and the Company will issue a total of 128,695 shares of its Common Stock to a class action settlement fund. In the settlement of the litigation brought in 1994 against SuperMac, the Company paid $250,000 in cash and will issue into a class action settlement fund a total of 707,609 shares of its Common Stock. The number of shares to be issued by the Company will increase by up to 100,000 if the price of the Company's Common Stock is below $12 per share during the 60-day period following the initial issuance of shares. See Note 3 of Notes to Consolidated Financial Statements.

(c) In January 1995, a patent infringement lawsuit was filed in the United States District Court for the Northern District of California by Mark C. Koz. Mr. Koz is the alleged holder of a patent involving video pixel data transfer and claims that Radius infringes that patent. The complaint sought injunctive relief and damages in an unspecified amount. The complaint did not specify which products of the Company allegedly infringed the patent; subsequent pleadings indicated that the plaintiff contended that Radius' VideoVision line of products infringed the patent. The Company licensed the technology for the products in question from Apple and has certain limited contractual indemnification rights from Apple. On November 14, 1995 the parties entered into a Patent License and Settlement Agreement which granted to the Company a license under the patent for a small one time fee.

(d) The Company was named as one of approximately 42 defendants in Shapiro et al. v. ADI Systems, Inc. et al., Superior Court of California, Santa Clara County, case no. CV751685, filed August 14, 1995. Radius was named as one of approximately 32 defendants in Maizes & Maizes et al. v. Apple Computer et al., Superior Court of New Jersey, Essex County, case no. L-13780-95, filed December 15, 1995. Plaintiffs in each case purport to represent alleged classes of similarly situated persons and/or the general public, and allege that the defendants falsely advertise that the viewing areas of their computer monitors are larger than in fact they are.

The Company was served with the Shapiro complaint on August 22, 1995, and has not yet been served with the Maizes complaint. Defendants' petition to the California State Judicial Council to coordinate the Shapiro case with similar cases brought in other California jurisdictions was granted in part and it is anticipated that the coordinated proceedings will be held in Superior Court of California, San Francisco County. Discovery proceedings have not yet begun in either case. In the opinion of management, based on the facts known at this time, the eventual outcome of these cases is unlikely to have a material adverse effect on the results of operations or financial position of the Company.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders (the "Special Meeting") was held on August 23, 1995. The sole matter voted upon at this Special Meeting was a proposal to increase the number of shares reserved for issuance under the Company's 1990 Employee Stock Purchase Plan from 300,000 to 650,000. The proposal was approved with 13,089,331 affirmative votes, 306,300 negative votes, and 136,127 votes abstaining.


ITEM 4A.       EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Company are as follows:

             NAME             AGE                      POSITION
             ----             ---                      --------
Charles W. Berger             41        Chairman of the Board of Directors, Chief Executive
                                        Officer and President

Weldon D. Bloom               46        Vice President, North American Sales

Douglas W. Boake              30        Vice President and General Manager, Pacific, Asia and
                                        Latin America.

Patrick A. Burns              48        Vice President and General Manager, Video and
                                        Graphics

Dennis J. Dunnigan            40        Chief Financial Officer

Mary E. Godwin                37        Vice President, Operations

Keith M. Harris               37        Vice President and General Manager, Europe

Kevin K. MacGillivray         36        Vice President and General Manager, Publishing

Gregory M. Millar             39        Vice President, Research

MR. BERGER was appointed President, Chief Executive Officer and a director of the Company in March 1993 and Chairman of the Board of Directors in March 1994. From April 1992 until he joined the Company, Mr. Berger was Senior Vice President, Worldwide Sales, Operations and Support for Claris Corporation ("Claris"), a subsidiary of Apple that develops and markets application software. From February 1991 to April 1992, he was President of Sun Microsystems Federal, Inc., a subsidiary of Sun Microsystems, Inc. ("Sun"), a manufacturer of computer work stations. From July 1989 to February 1991, he served as Vice President of Business Development for Sun, and from March 1989 to July 1989, he was Sun's Vice President of Product Marketing. From April 1982 to March 1989, Mr. Berger held numerous management positions involving, sales, marketing, business development and finance for Apple.

MR. BLOOM was appointed Vice President of North America Sales when he joined the Company in July 1994. From December 1992 until he joined the Company, Mr. Bloom was Vice President of North American Sales for EO Inc., a manufacturer of pen-based computers. Mr. Bloom also spent eight years at Apple where he held a number of sales management positions including Director of Channel Sales and Development for Apple USA from July 1989 to April 1992 and Western Regional Manager for the Business Market Development Division from April 1992 to December 1992.

MR. BOAKE was appointed Vice President and General Manager, Pacific, Asia and Latin America when he joined the Company in September 1993. From January 1993 until he joined the Company, Mr. Boake was President and Representative Director of Claris Japan Inc., a wholly owned Japanese subsidiary of Claris. He was managing director of Claris Pacific from October 1988 to January 1993.

MR. BURNS was appointed Vice President and General Manager, Video and Graphics when he joined the Company in June 1995. From April 1994 until he joined the Company, Mr. Burns was Vice President, West Coast Operations for Chyron Corp., a manufacturer of digital electronics graphics equipment. He was Director of International Marketing for VeriFone Inc., a manufacturer of transaction automation systems, from May 1993 to April 1994.

MR. DUNNIGAN joined Radius in August 1995 as Chief Financial Officer. Since 1986, Mr. Dunnigan has provided financial consultancy services and served as chief financial officer to a number of publicly-held companies in variety of industries including computers and high technology.

MS. GODWIN was appointed Vice President, Operations in August 1995 and prior to assuming that position served as the Company's Director of Operations Engineering beginning when she joined the Company in July 1993 . Prior to joining the Company, Ms. Godwin spent seven years with Apple as a supply base manager, and seven years with Xerox Corporation ("Xerox"), a diversified manufacturer of document copying and processing equipment, as a technical specialist.

MR. HARRIS was appointed Vice President and General Manager, European Operations in March 1994. He joined the Company in June 1990 as Director of UK Operations and was appointed Managing Director of Radius UK Limited, a subsidiary of Radius, in May 1991. From 1978 until joining the Company, Mr. Harris worked for Rank Xerox, a subsidiary of Xerox, in a variety of sales management positions concluding manager of the Indirect Operations Group where he was responsible for channel management and a wide variety of business units.

MR. MACGILLIVRAY was appointed Vice President and General Manager, Publishing in April 1995. He joined the Company in January 1994 as Director, OEM Programs. Prior to joining the Company, Mr. MacGillivray served as Vice President, General Manager at ICE Graphics from 1983 to 1994.

MR. MILLAR was appointed Vice President, Engineering and Chief Technology Officer in October 1995 and prior to assuming that position served as the Company's Vice President, Research from October 1993 to October 1995, and as Vice President, Engineering from July 1991 to October 1993. From January 1989 to July 1991, he held various managerial positions in the Company including General Manager of the Advanced Development Group, General Manager of the Macintosh Business Unit and Director of Software Development. Prior to joining the Company, Mr. Millar was Vice President of Engineering and a founder of Infa Corporation, a pen-based computing company, from June 1987 to December 1988.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol "RDUS." The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock as reported on the Nasdaq National Market, giving effect to the one-for-two reverse stock split of its Common Stock, which first affected trading on August 31, 1994. These prices reflect inter-dealer bid prices and do not include retail markups, mark downs or commissions.

1995 Fiscal Year
----------------
Quarter 1      ended December 31, 1994    10 1/4 to 7 5/8
Quarter 2      ended March 31, 1995       14 1/2 to 9
Quarter 3      ended June 30, 1995        13 3/4 to 9 1/8
Quarter 4      ended September 30, 1995   12 1/2 to 6 15/16

1994 Fiscal Year
----------------
Quarter 1      ended December 31, 1993    17 1/2 to 7 1/4
Quarter 2      ended March 31, 1994       17 3/4 to 13 3/4
Quarter 3      ended June 30, 1994        15 1/2 to 8 3/4
Quarter 4      ended September 30, 1994   10 1/4 to 8

As of December 15, 1995, there were 598 holders of record of the Company's Common Stock, which does not include those who held in street or nominee name.

The Company has never declared or paid any cash dividends on its capital stock. In addition, the Company's revolving line of credit agreements require the prior written consent of the lenders before the Company can pay any cash dividend on its capital stock. The Company anticipates that it will retain earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statements of operations data set forth below with respect to the years ended September 30, 1995, 1994 and 1993 and the consolidated balance sheet data at September 30, 1995 and 1994 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere herein and should be read in conjunction with those financial statements and the notes thereto. The consolidated statements of operations data for the year ended September 30, 1992 and 1991 and the consolidated balance sheet data as of September 30, 1993, 1992 and 1991 are derived from audited consolidated financial statements not included herein.

                                                                  SEPTEMBER 30, (1)
                                             -------------------------------------------------------------
                                               1995       1994 (2)     1993 (2)    1992 (2)     1991 (2)
                                               ----       --------     --------    --------     --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
   OPERATIONS DATA:
Net sales                                     $308,133    $324,805     $337,373    $284,598     $199,033
Cost of sales                                  302,937     276,948      254,321     181,198      130,918
                                            ----------   ---------    ---------   ---------    ---------
   Gross profit                                  5,196      47,857       83,052     103,400       68,115
                                            ----------   ---------    ---------   ---------    ---------
Operating expenses:
   Research and development                     19,310      33,956       33,503      21,093       14,576
   Selling, general and administrative          90,068      94,731       84,132      61,824       44,054
                                            ----------   ---------    ---------   ---------    ---------
        Total operating expenses               109,378     128,687      117,635      82,917       58,630
                                            ----------   ---------    ---------   ---------    ---------
Income (loss) from operations                (104,182)    (80,830)     (34,583)      20,483        9,485
Interest (expense) income, net                 (6,068)     (1,245)           70         878          731
Litigation settlement                         (12,422)          --           --          --           --
                                            ----------   ---------    ---------   ---------    ---------
Income (loss) before income taxes and
   cumulative effect of a change in
   accounting principle                      (122,672)    (82,075)     (34,513)      21,361       10,216
Provision (benefit) for income taxes             9,070     (4,600)     (13,774)       8,329        4,012
                                            ----------   ---------    ---------   ---------    ---------
Income (loss) before cumulative effect of
   a change in accounting principle          (131,742)    (77,475)     (20,739)      13,032        6,204
Cumulative effect of a change in method of
   accounting for income taxes                       -           -          600           -            -
Net income (loss)                           $(131,742)   $(77,475)    $(20,139)   $  13,032    $   6,204
                                            ----------   ---------    ---------   ---------    ---------
                                            ----------   ---------    ---------   ---------    ---------
Net Income (loss) per share:
Income (loss) before cumulative effect of
   a change in accounting principle         $   (8.75)  $   (5.70)   $   (1.61)  $     1.04   $     0.54
Cumulative effect of a change in method
   of accounting for income taxes                   -           -         0.05            -            -
                                            ----------   ---------    ---------   ---------    ---------
Net income (loss) per share                 $   (8.75)  $   (5.70)   $   (1.56)  $     1.04   $     0.54
                                            ----------   ---------    ---------   ---------    ---------
                                            ----------   ---------    ---------   ---------    ---------
Common and common equivalent shares
   used in computing net income (loss)
   per share                                    15,049      13,598       12,905      12,485       11,473
                                            ----------   ---------    ---------   ---------    ---------
                                            ----------   ---------    ---------   ---------    ---------

                                                                  SEPTEMBER 30, (1)
                                              ------------------------------------------------------------
                                                1995      1994 (2)     1993 (2)    1992 (2)     1991 (2)
                                                ----      --------     --------    --------     --------
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (Working capital deficiency)  ($59,334)   $ 29,856     $ 86,711    $ 84,303     $ 60,748
Total assets                                    87,878     126,859      172,275     150,658      106,306
Long-term debt---noncurrent portion              1,331       2,857        3,975       1,935        2,707
Shareholder's equity (Net capital deficiency)  (57,117)     35,691       98,155      96,631       70,400
----------------------------------------

(1) The Company's fiscal year ends on the Saturday closest to September 30 and includes 53 weeks in fiscal 1993 and 52 weeks in all other fiscal years presented. During fiscal 1995, the Company changed its fiscal year end from the Sunday closest to September 30 to the Saturday closest to September 30 for operational efficiency purposes. For clarity of presentation, all fiscal periods in this Form 10-K are reported as ending on a calendar month end.

(2) These periods have been restated to reflect the Merger of Radius and SuperMac which has been accounted for as a pooling of interests. See Note 10 of Notes to the Consolidated Financial Statements. The consolidated financial statements for all periods prior to fiscal 1994 have not been restated to adjust SuperMac's fiscal year end to that of Radius. Such periods include Radius' results of operations and balance sheet data on a September 30 fiscal year basis and SuperMac's on a December 31 calendar year basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS--ANNUAL PERIODS
The following table sets forth for the years indicated certain operational data as a percentage of net sales (may not add due to rounding).

                                                     YEAR ENDED SEPTEMBER 30
                                                -------------------------------
                                                  1995      1994 (1)    1993 (1)
                                                  ----      --------    --------
     Net sales                                   100.0%      100.0%      100.0%
     Cost of sales                                98.3        85.3        75.4
                                                  ----        ----        ----
       Gross profit                                1.7        14.7        24.6
     Operating expenses:
        Research and development                   6.3        10.5         9.9
        Selling, general, and administrative      29.2        29.2        24.9
                                                  ----        ----        ----
             Total operating expenses             35.5        39.6        34.9
     Loss from operations                        (33.8)      (24.9)      (10.3)
     Interest expense, net                        (2.0)       (0.4)          -
     Litigation settlement                        (4.0)          -
                                                  ----        ----        ----

     Loss before income taxes                    (39.8)      (25.3)      (10.2)
     Provision (benefit) for income taxes          2.9        (1.4)       (4.1)
                                                  ----        ----        ----
     Loss before cumulative effect of
        a change in accounting principle         (42.8)      (23.9)       (6.1)
     Cumulative effect of change in method of
        accounting for income taxes                  -           -         0.2
                                                  ----        ----        ----
     Net loss                                    (42.8)%     (23.9)%      (6.0)%
                                                  ----        ----        ----
                                                  ----        ----        ----

(1) These periods have been restated to reflect the Merger of Radius and SuperMac which has been accounted for as a pooling of interests. See Note 10 of Notes to the Consolidated Financial Statements. The consolidated financial statements for all periods prior to fiscal 1994 have not been restated to adjust SuperMac's fiscal year end to that of Radius. Such periods include Radius' results of operations and balance sheet data on a September 30 fiscal year basis and SuperMac's on a December 31 calendar year basis. The operating results for both the twelve months ended September 30, 1994 and September 30, 1993 include the restructuring and other charges of $16.6 million recorded by SuperMac in December 1993.

FISCAL 1995 COMPARED TO FISCAL 1994

NET SALES.  The Company's net sales decreased 5.1% to $308.1 million in fiscal
1995 from $324.8 million in fiscal 1994.   Fiscal 1995 net sales were reduced by
approximately $11.4 million due to reserves taken by the Company in anticipation of future price reductions on a number its graphics cards, MacOS compatible systems and other products that are designed for Apple's NuBus-based computers which have been largely replaced by Apple's recently introduced PCI Bus-based computers.

During the fiscal year, net sales of graphics cards declined substantially due primarily to reduced demand resulting from Apple's incorporation of built-in graphics capabilities in its PowerPC based Macintosh systems. Net sales from displays, accelerator cards and printers also declined during the fiscal year. These declines were largely offset by sales of MacOS compatible systems which were first introduced in the 1995 fiscal year and by a substantial increase in net sales from the Company's color server products.

While net sales from the Company's digital video products increased slightly during the fiscal year, the Company anticipates lower revenue from this product line until the introduction of new products now under development.

The Company anticipates significantly lower overall net sales in fiscal 1996 as a result of the Company's decision to focus its efforts on providing solutions for high end digital video and graphics customers, discontinue selling mass market displays and other low value added products, and divest of certain businesses such as color servers and MacOS compatible systems.

On December 23, 1995, the Company entered into a definitive agreement to sell its color server business to Splash Technology, Inc., a company in which Radius will retain a 19.9% equity interest, for approximately $21.9 million. That sale is anticipated to be completed in January 1996. In addition the Company is now negotiating to sell its MacOS compatible systems business and does not anticipate significant net sales from this business during the 1996 fiscal year.

Export sales represented approximately 40.4%, 34.5%, and 32.0% of net sales for fiscal 1995, 1994 and 1993, respectively. See Note 7 of Notes to Consolidated Financial Statements. Export sales are subject to the normal risks associated with doing business in foreign countries such as currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, export controls and other government regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States.

GROSS PROFIT. The Company's gross profit margin including restructuring and other charges declined to 1.7% in fiscal 1995, compared to 14.7%, in fiscal 1994. The Company's gross profit margin excluding the restructuring and other charges declined to 16.9% in fiscal 1995, compared to 27.3% in fiscal 1994. Excluding restructuring and other charges, the Company's gross profit margin declined primarily due to lower sales of higher margin graphics cards, costs incurred to process higher than expected product returns resulting from the consolidation of the Radius and SuperMac product lines and slower than expected sell through of its Radius Telecast digital video product, significant price erosion on NuBus based MacOS compatible systems combined with high production costs for these systems, the sale of end of life products, and increased pricing pressures. The Company anticipates continued competitive pricing actions resulting in declining prices in its industry.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $19.3 million (6.3% of net sales) in fiscal 1995 from $34.0 million (10.5% of net sales) in fiscal 1994. The Company's research and development expenses in fiscal 1994 included restructuring and other charges of $4.3 million. No restructuring and other charges were included in research and development expenses in fiscal 1995.

The decrease in research and development expenses during the fiscal year was primarily due to the reduction of expenses as a result of the Company's restructuring following the Merger. The merger-related restructuring resulted in reduced costs primarily related to headcount, depreciation, and facilities.

While there can be no assurance that the Company's product development efforts will result in commercially successful products, the Company believes that development of new products and enhancement of existing products are essential to its continued success, and management intends to continue to devote substantial resources to research and new product development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses including restructuring and other charges decreased to $90.1 million (29.2% of net sales) in fiscal 1995 from $94.7 million (29.2% of net sales) in fiscal 1994. Selling, general and administrative expenses excluding restructuring and other charges decreased to $79.2 million (25.7% of net sales) in fiscal 1995 from $84.0 million (25.9% of net sales) in fiscal 1994.

The decrease in selling, general and administrative expenses during the fiscal year was primarily due to the reduction of expenses as a result of the Company's restructuring following the Merger. The merger-related restructuring resulted in reduced costs primarily related to headcount, depreciation and facilities.

PROVISION FOR INCOME TAXES. The Company's annual combined federal and state effective income tax rates were approximately (7.4%) (expense) in fiscal 1995 and 6% (benefit) in fiscal 1994. In fiscal 1995, the rate differs from the combined statutory rate in effect during the period primarily as a result of the impact of not benefiting the 1995 operating losses and the reversal of existing deferred tax assets. The fiscal 1994 rate differs from the combined statutory rate in effect during the period primarily as a result of non-deductible merger related costs, the one time write-off of purchased research and development which is not tax deductible and the impact of not benefiting a significant portion of the 1994 operating loss.

FASB Statement 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company's valuation allowance reduced the deferred tax asset to the amount realizable. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties surrounding their realization. Due to the net losses reported in the prior three years and as a result of the material changes in operations reported in its 1995 fiscal fourth quarter, predictability of earnings in future periods is uncertain. The Company will evaluate the realizability of the deferred tax asset on a quarterly basis.

FISCAL 1994 COMPARED TO FISCAL 1993

NET SALES. The Company's net sales decreased 3.7% to $324.8 million in fiscal 1994 from $337.4 million in fiscal 1993. The Company believes that this decline in net sales was in part attributable to the customers postponing purchasing decisions during the fourth quarter while waiting to see which of the Company's product lines would be supported and which would be discontinued following the Merger. Sales were flat for the nine months ended June 30, 1994 prior to the Merger. Net sales of video products and displays increased but this increase was offset by pricing pressure on graphics cards. Demand was lower than anticipated for graphics cards due to the introduction of the Power Macintosh by Apple and the resulting customer uncertainty surrounding the need for graphics acceleration given the built-in video capabilities of this new product.

GROSS PROFIT. The Company's gross profit margin including the restructuring and other charges declined to 14.7% in fiscal 1994, compared to 24.6%, in fiscal 1993. The Company's gross profit margin excluding the restructuring charges declined to 27.3% in fiscal 1994, compared to 31.8% in fiscal 1993. See Note 8 of Notes to Consolidated Financial Statements regarding the restructuring and other charges for SuperMac in December 1993 and Merger related restructuring and other charges in September 1994. Excluding the restructuring charges, the decline in gross margins was due to increased pricing pressures and a change in the product mix favoring lower margin displays over higher margin graphics accelerator cards.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased slightly to $34.0 million (10.5% of net sales) in fiscal 1994 from $33.5 million (9.9% of net sales) in fiscal 1993. The relatively flat absolute dollar expenditures in research and development activities were due to recording significant restructuring and other charges related to development project cancellations, equipment disposal, and severance in fiscal 1994 offset by the decrease in expenditures in fiscal 1994 as a result of the cancellation of Radius' efforts to develop a variety of technologies originally intended for a minicomputer-class server product. Additionally, the research and development expenses appeared flat due to the SuperMac 1993 restructuring of $2.0 million for development project cancellations included in both the fiscal 1993 and fiscal 1994 results of operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $94.7 million (29.2% of net sales) in fiscal 1994 from $84.1 million (24.9% of net sales) in fiscal 1993. The increase in absolute dollars was primarily due to increased personnel expense, market development expenses, restructuring and other charges in fiscal 1994 and the Company's investment in its information system. The 1993 restructuring and other charges included the elimination of excess facilities, capital equipment write-offs, severance payments and the termination of certain contractual agreements. Restructuring and other charges for fiscal 1994 included the elimination of duplicative facilities, property and equipment and other assets, severance payments, as well as transaction fees and costs incidental to the Merger.

PROVISION FOR INCOME TAXES. The Company's annual combined federal and state effective income tax rates were approximately 6% in fiscal 1994 and 40% in fiscal 1993 before the cumulative effect of the change in method of accounting for income taxes. The fiscal 1994 rate differs from the combined statutory rate in effect during the period primarily as a result of non-deductible merger related costs, the one time write-off of purchased research and development which is not tax deductible and the impact of not benefiting a significant portion of the 1994 operating loss. The 1993 rate differs from the combined statutory rate in effect during the period primarily as a result of the utilization of the research and development tax credit.

RESTRUCTURING, MERGER AND OTHER CHARGES

During fiscal 1993, 1994 and 1995, four restructuring and other charges were recorded. Radius recorded a $15.5 million restructuring charge during the third quarter of fiscal 1993 in connection with the implementation of a program designed to reduce costs and improve operating efficiencies. SuperMac recorded a $16.6 million restructuring charge during December 1993 in connection with a program to realign its inventory and facility and personnel resources. Subsequently, the two companies merged and incurred a restructuring charge of $43.4 million. In September 1995, Radius recorded $57.9 million restructuring charge in connection with the Company's efforts to refocus and streamline its business. A discussion of each of these events follows.

RADIUS JUNE 1993 RESTRUCTURING AND OTHER CHARGES
In June 1993, Radius announced a restructuring program designed to reduce costs and improve operating efficiencies. The program included, among other things, the write-down of inventory following Radius' decision to phase out its older generation of products, lease termination expenses, capital equipment write-offs, severance payments, and costs associated with the discontinuation of Radius' minicomputer-class server product. The restructuring program costs of $15.5 million were recorded during the third quarter of fiscal 1993. These charges (in thousands) are included in: cost of sales ($10,993); research and development ($411); and selling, general and administrative expenses ($4,096). The Company completed this restructuring event by the end of calendar 1994. There were no material changes in the restructuring plan or in the estimates of the restructuring costs from the recognition of the charge in June 1993 with the completion of the restructuring program in December 1994.

SUPERMAC DECEMBER 1993 RESTRUCTURING AND OTHER CHARGES
In December 1993, SuperMac recorded charges of $16.6 million in connection with a program to adjust inventory levels, eliminate excess facilities, terminate certain projects and contract arrangements and reduce the number of employees. The charges (in thousands) are included in: cost of sales ($13,352); research and development ($2,000); and selling, general and administrative expenses ($1,238). There have been no material changes in the restructuring plan or in the estimates of the restructuring costs. The Company has $236,000 remaining in its restructuring reserve related to facility costs, the balance of which is expected to be eliminated in fiscal 1996. As noted in the Consolidated Financial Statements, the consolidated results for the Company in both the twelve months ended September 30, 1994 and the fiscal period ended 1993 include SuperMac's $16.6 million charge.

RADIUS FISCAL 1994 MERGER RELATED RESTRUCTURING AND OTHER CHARGES
In the fourth quarter of fiscal 1994, the Company recorded charges of $43.4 million in connection with the Merger of Radius and SuperMac. These charges include the discontinuance of duplicative product lines and related assets; elimination of duplicative facilities, property and equipment and other assets; and personnel severance costs as well as transaction fees and costs incidental to the merger. The charges (in thousands) are included in: net sales ($3,095); cost of sales ($25,270); research and development ($4,331); and selling, general and administrative expenses ($10,711). The elements of the total charge as of September 30, 1995 are as follows (in thousands):

                                                                         Representing
                                                           ----------------------------------------------
                                                                                             Cash Outlays
                                                                                 ------------------------
                                                                      Asset
                                                   Provision    Write-Downs      Completed         Future
Adjust inventory levels                              $22,296        $19,200        $ 3,096         $    -
Excess facilities                                      2,790            400          2,236            154
Revision of the operations business model              9,061          7,078          1,268            715
Employee severance                                     6,311              -          6,311              -
Merger related costs                                   2,949              -          2,949              -
                                                     -------        -------        -------         ------
Total charges                                        $43,407        $26,678        $15,860         $  869

The adjustment of inventory levels reflects the discontinuance of duplicative product lines. The provision for excess facility costs represents the write-off of leaseholds and sublease costs of Radius' previous headquarters, the consolidation into one main headquarters and the consolidation of sales offices. The revision of the operations business model reflects the reorganization of the combined Company's manufacturing operations to mirror Radius' manufacturing reorganization in 1993. This reorganization was designed to outsource a number of functions that previously were performed internally, reduce product costs through increased efficiencies and lower overhead, and focus the Company on a limited number of products. Employee severance costs are related to employees or temporary employees who were released due to the revised business model. Approximately 250 employees were terminated in connection with the Merger. The provision for merger related costs is for the costs associated with the Merger
transaction, such as legal, investment banking and accounting fees.   The
Company has spent $15.9 million of cash for restructuring through September 30, 1995. The Company expects to have substantially completed the restructuring by September 1996. During fiscal 1995, approximately $2.1 million of merger related restructuring reserves were reversed and recorded as an expense reduction due to changes in estimated requirements.

RADIUS FISCAL 1995 RESTRUCTURING AND OTHER CHARGES
In September 1995, Radius recorded charges of $57.9 million in connection with the Company's efforts to refocus its business on the color publishing and multimedia markets. The charges primarily included a writedown of inventory and other assets. Additionally, it included expenses related to the cancellation of open purchase orders, excess facilities and severance. The charges (in thousands) are included in cost of sales ($47,004), and selling, general and administrative expense ($10,861). The elements of the total charge as of September 30, 1995 are as follows (in thousands):

                                                                         Representing
                                                           ----------------------------------------------
                                                                                             Cash Outlays
                                                                                 ------------------------
                                                                      Asset
                                                   Provision    Write-Downs      Completed         Future
Adjust inventory levels                             $ 33,138       $ 32,300         $    -        $   838
Excess facilities                                      2,004            404              -          1,600
Cancellation fees and asset write-offs                19,061          5,196              -         13,865
Employee severance                                     3,662              -              -          3,662
                                                     -------        -------        -------         ------
Total charges                                       $ 57,865       $ 37,900         $    -        $19,965


The adjustment of inventory levels reflects the discontinuance of several product lines. The provision for excess facility costs represent the write-off of leasehold improvements and the costs associated with anticipated reductions in facilities. The cancellation fees and asset write-offs reflect the Company's decision to refocus its efforts on providing solutions for the color publishing and multimedia markets. Employee severance costs are related to employees or temporary employees who have been or will be released due to the revised business model. As of December 15, 1995, approximately 157 positions had been eliminated in connection with the new business model. The Company had not spent any cash for this restructuring as of September 30, 1995. As of September 30, 1995, the Company had cash and cash equivalents of $4.8 million. See "Management's Business Recovery Plans" at Note 1 due to the Consolidated Financial Statements. The Company expects to have substantially completed the restructuring by September 1996.

BUSINESS DIVESTITURES

COLOR SERVER GROUP
On December 23, 1995, the Company signed a definitive agreement pursuant to which the Company will sell its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. (the "Parent"), a corporation formed by various investment entities associated with Summit Partners. The Company will receive approximately $21,945,175 in cash (subject to certain post-closing adjustments) and 4,282 shares of the Parent's 6% Series B Redeemable and Convertible Preferred Stock (the " Series B Preferred Stock"). The shares of Series B Preferred Stock will be convertible by the Company at any time into 19.9% of the Parent's common stock outstanding as of the closing of the transaction. The shares of Series B Preferred Stock also will be redeemable by the Parent at any time, and will be subject to mandatory redemption beginning on the sixth anniversary of issuance, in each case at a redemption price of $1,000 per share plus accrued dividends. The transaction is expected to close in January 1996. Under the Inventory and Working Capital Agreement, as recently amended, with IBM Credit Corp., the Company is required to pay all of the net proceeds of the Color Server Group transaction to IBM Credit Corp. in order to reduce the Company's outstanding indebtedness under that agreement.

PORTRAIT DISPLAY LABS
On December 19, 1995, the Company signed a series of agreements with Portrait Display Labs, Inc. ("PDL"). The agreements assigned the Company's pivoting technology to PDL and canceled PDL's on-going royalty obligation to the Company under an existing license agreement in exchange for a one-time cash payment. PDL also granted the Company a limited license back to the pivoting technology. Under these agreements, PDL also settled its outstanding receivable to the Company by paying the Company $500,000 in cash and issuing to the Company 214,286 shares of PDL's Common Stock. See Note 1 to the Consolidated Financial Statements.

DISPLAY TECHNOLOGIES ELECTROHOME INC.
On December 21, 1995, the Company signed a Business Purchase Agreement and an Asset Purchase and License Agreement with Display Technologies Electrohome Inc. ("DTE"). Pursuant to the agreements and subject to certain closing conditions, DTE will purchase Radius' monochrome display monitor business and certain assets related thereto, for approximately $200,000 in cash and cancellation of $2.5 million of the Company's indebtedness to DTE. In addition, DTE and Radius will cancel outstanding contracts relating to DTE's manufacture and sale of monochrome display monitors to Radius.

RESULTS OF OPERATIONS--QUARTERLY PERIODS

The following table sets forth certain unaudited quarterly financial information for the Company's last eight fiscal quarters (in thousands, except per share data). The information includes all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of results for any future period. The Company's fiscal year ends on the Sunday closest to September 30.

                                                     FISCAL 1995                           FISCAL 1994 (1)
                                       ---------------------------------------  -------------------------------------
                                        9/30/95   6/30/95   3/31/95   12/30/95  9/30/94   6/30/94   3/31/94  12/31/93
Net sales                               $57,126   $87,325   $84,447    79,235   $66,940   $86,673   $83,180   $88,013
Cost of sales                           118,055    65,211    62,913    56,758    86,682    59,931    57,279    73,057
                                       --------  --------  --------  --------  --------  --------  --------  --------
   Gross profit (loss)                  (60,929)   22,114    21,534    22,477   (19,742)   26,742    25,901    14,956
                                       --------  --------  --------  --------  --------  --------  --------  --------
Operating expenses:
 Research and development                 5,530     4,990     4,672     4,118    13,119     5,645     6,445     8,648
 Selling, general and administrative     41,343    18,442    14,401    15,882    35,190    19,232    19,003    21,405
                                       --------  --------  --------  --------  --------  --------  --------  --------
   Total operating expenses              46,873    23,432    19,073    20,000    48,309    24,877    25,448    30,053
                                       --------  --------  --------  --------  --------  --------  --------  --------
Income (loss) from operations          (107,802)   (1,318)    2,461     2,477   (68,051)    1,865       453   (15,097)
Interest (expense) income, net           (1,463)   (1,531)   (2,154)     (920)     (739)     (223)     (121)     (159)
Litigation settlement                         -         -         -   (12,422)        -         -         -         -
                                       --------  --------  --------  --------  --------  --------  --------  --------
Income (loss) before income taxes      (109,265)   (2,849)      307   (10,865)  (68,790)    1,642       332   (15,256)
Provision (benefit) for income taxes      8,620       263        31       156       209       580       688    (6,077)
                                       --------  --------  --------  --------  --------  --------  --------  --------

Net income (loss)                     $(117,885)  $(3,112)   $  276  $(11,021) $(68,999)   $1,062   $  (356)  $(9,179)
                                      ---------  --------  --------  --------  --------  --------  --------  --------
                                      ---------  --------  --------  --------  --------  --------  --------  --------
Net income (loss) per share           $   (6.92)  $ (0.21)    $0.02  $  (0.78) $  (4.99)  $  0.08    $(0.03)  $ (0.69)
                                      ---------  --------  --------  --------  --------  --------  --------  --------
                                      ---------  --------  --------  --------  --------  --------  --------  --------
Common and common equivalent
 shares used in computing
 net income (loss) per share             17,039    14,791    14,556    14,215    13,828    14,042    13,496    13,370
                                      ---------  --------  --------  --------  --------  --------  --------  --------
                                      ---------  --------  --------  --------  --------  --------  --------  --------

(1) These periods have been restated to reflect the Merger of Radius and SuperMac which has been accounted for as a pooling of interests. See Note 10 of Notes to the Consolidated Financial Statements. The consolidated financial statements for all periods prior to fiscal 1994 have not been restated to adjust SuperMac's fiscal year end to that of Radius. Such periods include Radius' results of operations and balance sheet data on a September 30 fiscal year basis and SuperMac's on a December 31 calendar year basis. Therefore, results for the quarter ended September 30, 1993 shown above include a $16.6 million charge recorded by SuperMac in December 1993. Additionally, the results for the quarter ended December 31, 1993 reflect this same $16.6 million charge recorded by SuperMac in December 1993.

The Company's operating results are subject to quarterly fluctuations as a result of a number of factors, including: the sales rate and mix of Apple computers; the introduction of new products by Apple, the Company or its competitors; the timing of sales and marketing expenses by the Company; the timing of business cycles in the United States and worldwide; the availability and cost of key components; the Company's ability to develop innovative products; the Company's product and customer mix; and the level of competition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased approximately $11.2 million during fiscal 1995 to approximately $4.8 million at September 30, 1995, as compared with the fiscal 1994 ending balance of cash and cash equivalents of $16.0 million. Approximately $1.6 million of the $4.8 million of cash and cash equivalents available at September 30, 1995 was restricted under various letters of credit. Capital expenditures were $1.9 million in fiscal 1995 and $3.5 million in fiscal 1994.

The decrease in the Company's cash and cash equivalents during fiscal 1995 was primarily attributable to expenditures made in connection with the development and introduction of the Company's MacOS compatible systems.

The Company completed a private placement during the third quarter of the 1995 fiscal year, the proceeds of which allowed the Company to build inventory of MacOS-compatible systems components and reduce other vendor payables. In the private placement, the Company sold 2,509,319 shares of its Common Stock resulting in net proceeds of approximately $21.4 million.

At September 30, 1995, the Company's principal sources of liquidity included approximately $30.0 million in inventory and working capital financing under an agreement with IBM Credit Corporation (the "ICC Agreement") together with an additional $20.0 million provided by IBM Credit Corp. under the ICC Agreement to finance the manufacturing of the Company's MacOS compatible products, all of which was fully utilized.

In addition, the Company has a $5.0 million credit arrangement with Silicon Valley Bank ("SVB") which was partially utilized as of that date. Additionally, the Company's Japanese subsidiary has a revolving line of credit with a bank in Japan under which $3.1 million has been utilized as of September 30, 1995.

As of September 30, 1995, the Company was not in compliance with all of its contractual obligations and financial covenants under the ICC Agreement; however, IBM Credit Corp. has waived such defaults pursuant to an amendment to the ICC Agreement executed in December 1995 (the "ICC Amendment"). The ICC Amendment, among other things, also provides that until March 31, 1996 IBM Credit Corp. will extend advances to the Company in an amount up to 90% of the Company's collections and fund the Company's payroll in the event that collections are insufficient to permit the advances needed for this purpose. Such advances and payroll funding, however, may be suspended by IBM Credit Corp. (i) immediately following a default of the ICC Amendment, and (ii) following thirty (30) days notice in the event of any default of the ICC Agreement.

As of September 30, 1995, the Company was not in compliance with all of its contractual obligations and financial covenants under its credit arrangement with SVB. As of December 15, 1995 approximately $1,200,000 was outstanding under this credit arrangement, all of which the Company anticipates paying SVB during the first calendar quarter of 1996.

Recently, the Company's limited cash resources have restricted the Company's ability to purchase inventory which in turn has limited its ability to manufacture and sell products and has resulted in additional costs for expedited deliveries. The Company also is delinquent in its accounts payables as payments to vendors are not being made in accordance with vendor terms. The adverse effect on the Company's results of operations due to its limited cash resources can be expected to continue until such time as the Company is able to return to profitability, or generate additional cash from other sources. There can be no assurance that the Company will be able to do so.

Additional funds will be needed to finance the Company's development plans and for other purposes, and the Company is now investigating possible financing opportunities. There can be no assurance that additional financing will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results of operations.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

CONTINUING OPERATING LOSSES
The Company experienced net operating losses in the fiscal years ended September 30, 1993, 1994 and 1995. The Company's ability to achieve and sustain profitable operations will depend upon a number of factors, including the Company's ability to control costs; to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; the rate and mix of Apple computers and related products sold; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; and other factors. The Company has faced and expects to continue to face increased competition in graphic cards as a result of Apple's transition of its product line to the PCI Bus. In addition, the Company anticipates significantly lower revenue and gross profit from its digital video products primarily due to lower than anticipated sell trough rates for Radius Telecast. For these and other reasons, there can be no assurance that the Company will be able to achieve profitability in the near term.

FLUCTUATIONS IN OPERATING RESULTS
The Company has experienced substantial fluctuations in operating results. The Company's customers generally order on an as-needed basis, and the Company has historically operated with relatively small backlogs. Quarterly sales and operating results depend heavily on the volume and timing of bookings received during the quarter, which are difficult to forecast. A substantial portion of the Company's revenues are derived from sales made late in each quarter, which increases the difficulty in forecasting sales accurately. Recently, shortages of available cash have delayed the Company's receipt of products from suppliers and increased shipping and other costs. The Company recognizes sales upon shipment of product, and allowances are recorded for estimated noncollectable amounts, returns, credits and similar costs, including product warranties and price protection. Due to the inherent uncertainty of such estimates, there can be no assurance that the Company's forecasts regarding bookings, collections, rates of return, credits and related matters will be accurate. A significant portion of the operating expenses of the Company are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts which, as indicated above, are uncertain. Any inability on the part of the Company to adjust spending quickly enough to compensate for any failure to meet sales forecasts or to receive anticipated collections, or any unexpected increase in product returns or other costs, could also have an adverse impact on the Company's operating results.

DEPENDENCE ON AND COMPETITION WITH APPLE
Historically, substantially all of the Company's products have been designed for and sold to users of Apple personal computers, and it is expected that sales of products for such computers will continue to represent substantially all of the net sales of the Company for the foreseeable future. The Company's operating results would be adversely affected if Apple should lose market share, if Macintosh sales were to decline or if other developments were to adversely affect Apple's business. As software applications for the color publishing and multimedia markets become more available on platforms other than Macintosh, it is likely that these other platforms will continue to gain acceptance in these markets. For example, recently introduced versions of the Windows operating environment support high performance graphics and video applications similar to those offered on the Macintosh. There is a risk that this trend will reduce the support given to Macintosh products by third party developers and could substantially reduce demand for Macintosh products and peripherals over the long term.

A number of the Company's products compete with products marketed by Apple. As a competitor of the Company, Apple could in the future take steps to hinder the Company's development of compatible products and slow sales of the Company's products. The Company's business is based in part on supplying products that meet the needs of high-end customers that are not fully met by Apple's products. As Apple improves its products or bundles additional hardware or software into its computers, it reduces the market for Radius products that provide those capabilities. For example, the Company believes that the on-board performance capabilities included in Macintosh Power PC products have reduced and continue to reduce overall sales for the Company's graphics cards. In the past, the Company has developed new products as Apple's progress has rendered existing Company products obsolete, but there can be no assurance that the Company will continue to develop successful new products on a timely basis in the future. In order to develop products for the Macintosh on a timely basis, the Company depends upon access to advance information concerning new Macintosh products. A decision by Apple to cease sharing advance product information with the Company would adversely affect the Company's business.

New products anticipated from and introduced by Apple could cause customers to defer or alter buying decisions due to uncertainty in the marketplace, as well as presenting additional direct competition for the Company. For example, the Company believes that Apple's transition during 1994 to Power PC products caused delays and uncertainties in the market place and had the effect of reducing demand for the Company's products. In addition, sales of the Company's products have been adversely affected by Apple's revamping of its entire product line from NuBus-based to PCI Bus-based computers. In the past, transitions in Apple's products have been accompanied by shortages in those products and in key components for them, leading to a slowdown in sales of those products and in the development and sale by the Company of compatible products. In addition, it is possible that the introduction of new Apple products with improved performance capabilities may create uncertainties in the market concerning the need for the performance enhancements provided by the Company's products and could reduce demand for such products.

COMPETITION
The markets for the Company's products are highly competitive, and the Company expects competition to intensify. Many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company believes that its ability to compete will depend on a number of factors, including the success and timing of new product developments by the Company and its competitors, product performance, price and quality, breadth of distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. In addition, the introduction of lower priced competitive products could result in price reductions that would adversely affect the Company's results of operations.

DEPENDENCE ON SUPPLIERS
The Company outsources the manufacturing and assembly of its products to third party suppliers. Although the Company uses a number of manufacturer/assemblers, each of its products is manufactured and assembled by a single supplier. The failure of a supplier to ship the quantities of a product ordered by the Company could cause a material disruption in the Company's sales of that product. In the past, the Company has at times experienced substantial delays in its ability to fill customer orders for displays and other products, due to the inability of certain suppliers to meet their volume and schedule requirements and, recently, due to the Company's shortages in available cash. Due to recent shortages in cash resources and because the Company seeks to manage its use of working capital by, among other things, limiting the backlog of inventory it purchases, the Company is particularly vulnerable to delays in shipments from suppliers. Such delays can cause fluctuations in the Company's short term results and contribute to order cancellations.

The Company is also dependent on sole or limited source suppliers for certain key components used in its products, including certain digital to analog converters, digital video chips, and other products. Certain other semiconductor components and molded plastic parts are also purchased from sole or limited source suppliers. The Company purchases these sole or limited source components primarily pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with sole or limited source suppliers. The Company expects that these suppliers will continue to meet its requirements for the components, but there can be no assurance that they will do so. The introduction of new products presents additional difficulties in obtaining timely shipments from suppliers.
Additional time may be needed to identify and qualify suppliers of the new products. Also, the Company has experienced delays in achieving volume production of new products due to the time required for suppliers to build their manufacturing capacity. An extended interruption in the supply of any of the components for the Company's products, regardless of the cause, could have an adverse impact on the Company's results of operations. The Company's products also incorporate components, such as VRAMs, DRAMs and ASICs that are available from multiple sources but have been subject to substantial fluctuations in availability and price. Since a substantial portion of the total material cost of the Company's products is represented by these components, significant fluctuations in their price and availability could affect its results of operations.

TECHNOLOGICAL CHANGE; CONTINUING NEED TO DEVELOP NEW PRODUCTS
The personal computer industry in general, and the color publishing and video applications within the industry, are characterized by rapidly changing technology, often resulting in short product life cycles and rapid price declines. The Company believes that its success will be highly dependent on its ability to develop innovative and cost-competitive new products and to bring them to the marketplace in a timely manner. Should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. Technological innovation is particularly important for the Company, since its business is based on its ability to provide functionality and features not included in Apple's products. As Apple introduces new products with increased functionality and features, the Company's business will be adversely affected unless it develops new products that provide advantages over Apple's latest offerings. Continued reduction in the available cash resources of the Company could result in the interruption or cancellation of research and product development efforts.

The Company anticipates that the video editing industry will follow the pattern of the professional publishing industry in which desktop publishing products, including those produced by Radius, replaced more expensive, proprietary products, and the Company also anticipates that this evolution will lead to a significant increase in the purchase and use of video editing products. There is a risk that this evolution will not occur in the video editing industry as expected by the Company, or that it will occur at a slower pace than anticipated.

The introduction of new products is inherently subject to risks of delay. Should the Company fail to introduce new products on a timely basis, the operating results of the Company could be adversely affected. The introduction of new products and the phasing out of older products will require the Company to carefully manage its inventory to avoid inventory obsolescence and may require increases in inventory reserves. The long lead times -- as much as three to five months -- associated with the procurement of certain components (principally displays and ASICs) exposes the Company to greater risk in forecasting the demand for new products. There can be no assurance that the Company's forecasts regarding new product demand and its estimates of appropriate inventory levels will be accurate. Moreover, no assurance can be given that the Company will be able to cause all of its new products to be manufactured at acceptable manufacturing yields or that the Company will obtain market acceptance for these products.

DISTRIBUTION
The Company's primary means of distribution is through a limited number of third-party distributors and master resellers. As a result, the Company's business and financial results are highly dependent on the amount of the Company's products that is ordered by these distributors and resellers. Such orders are in turn dependent upon the continued viability and financial condition of these distributors and resellers as well as on their ability to resell such products and maintain appropriate inventory levels. Due in part to the historical volatility of the personal computer industry, certain of the Company's resellers have from time to time experienced declining profit margins, cash flow shortages and other financial difficulties. The future growth and success of the Company will continue to depend in large part upon its reseller channels. If its resellers were to experience financial difficulties, the Company's results of operations could be adversely affected.

INTERNATIONAL SALES
The Company's international sales are primarily made through distributors and the Company's subsidiary in Japan. The Company expects that international sales will represent a significant portion of its net sales and that it will be subject to the normal risks of international sales such as currency fluctuations, longer payment cycles, export controls and other governmental regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. In addition, fluctuations in exchange rates could affect demand for the Company's products. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, the Company's business and operating results could be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL
The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, product development and operational personnel and the Company's ability to retain and continue to attract highly skilled personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain qualified employees. The Company has recently made a number of management changes, including the appointment of a new Chief Financial Officer. If the Company continues to experience financial difficulties, it may become increasingly difficult for it to hire new employees and retain current employees. The Company does not carry any key person life insurance with respect to any of its personnel.

DEPENDENCE ON PROPRIETARY RIGHTS
The Company relies on a combination of patent, copyright, trademark and trade secret protection, nondisclosure agreements and licensing arrangements to establish and protect its proprietary rights. The Company has a number of patents and patent applications and intends to file additional patent applications as it considers appropriate. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents that may be issued to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. The Company has a number of trademarks and trademark applications. There can be no assurance that litigation with respect to trademarks will not result from the Company's use of registered or common law marks, or that, if litigation against the Company were successful, any resulting loss of the right to use a trademark would not reduce sales of the Company's products in addition to the possibility of a significant damages award. Although, the Company intends to defend its proprietary rights, policing unauthorized use of proprietary technology or products is difficult, and there can be no assurance that the Company's efforts will be successful. The laws of certain foreign countries may not protect the proprietary rights of the Company to the same extent as do the laws of the United States.

The Company has received, and may receive in the future, communications asserting that its products infringe the proprietary rights of third parties, and the Company is engaged and has been engaged in litigation alleging that the Company's products infringe others' patent rights. As a result of such claims or litigation, it may become necessary or desirable in the future for the Company to obtain licenses relating to one or more of its products or relating to current or future technologies, and there can be no assurance that it would be able to do so on commercially reasonable terms.

VOLATILITY OF STOCK PRICE; DILUTION
The price of the Company's Common Stock has fluctuated widely in the past. Management believes that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions of the personal computer industry in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. Due to the factors referred to herein, the dynamic nature of the Company's industry, general economic conditions and other factors, the Company's future operating results and stock prices may be subject to significant volatility in the future. In addition, any change in other operating results could have an immediate and significant effect on the prices of the Company's Common Stock. Such stock price volatility for the Common Stock has in the past provoked securities litigation, and future volatility could provoke litigation in the future that could divert substantial management resources and have an adverse effect on the Company's results of operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to the Company's Financial Statements, Financial Schedules, and the Report of the Independent Auditors appears in Part IV of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

With the exception of the information specifically stated as being incorporated by reference from the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders (the "Proxy Statement") in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information concerning the Company's directors required by Item 10 is incorporated by reference herein to section entitled "Proposal No. 1 - Election of Directors" of the Proxy Statement The information concerning the Company's executive officers required by Item 10 is incorporated by reference to Item 4A in Part 1 hereof entitled "Executive Officers of Registrant."


ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation" and "Proposal No. 1 - Election of Directors--Compensation of Directors" of the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" of the Proxy Statement.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS. The Company's financial statements filed herewith are as follows:

                                                                            Page
                                                                            ----
          Report of Ernst & Young LLP, Independent Auditors                  35

          Consolidated Balance Sheets at September 30, 1995 and 1994         36

          Consolidated Statements of Operations for the Years Ended
               September 30, 1995, 1994 and 1993                             37

          Consolidated Statements of Shareholders' Equity for the Years
               Ended September 30, 1995, 1994, and 1993                      38

          Consolidated Statements of Cash Flows for the Years Ended
               September 30, 1995, 1994, and 1993                            39

          Notes to Consolidated Financial Statements                         40


(a)(2)    FINANCIAL STATEMENT SCHEDULES.  The Company's financial statement
          schedule filed herewith is as follows:                            Page
                                                                            ----

          Schedule II:  Valuation and Qualifying Accounts                    54

          All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information required is shown either in the financial statements or the notes thereto.

(a) (3)     EXHIBITS.

            Exhibit
            Number                           Title
            ------                           -----

            2.01 Agreement and Plan of Reorganization dated May 20, 1994 between Radius Inc. and SuperMac Technology, Inc. (9)

            2.02 Modification Agreement dated July 21, 1994 to Agreement and Plan of Reorganization between Radius Inc. and SuperMac Technology, Inc. (9)

            2.03 Agreement of Merger dated August 31, 1994 between Radius Acquisition Corp. and SuperMac Technology, Inc.

            2.04 Certificate of Ownership and Merger of SuperMac Technologies, Inc. into Radius Inc. dated September 7, 1994 and Certificate of Ownership of SuperMac Technologies, Inc. by Radius Inc. dated September 8, 1994

            2.05        Agreement and Plan of Reorganization dated July 19, 1994
                        between Radius Inc. and VideoFusion, Inc.   (12)

            2.06 First Amendment to Agreement and Plan of Reorganization between Radius Inc. and Video Fusion, Inc. dated August 25, 1994

            2.07 Second Amendment to Agreement and Plan of Reorganization between Radius Inc. and VideoFusion, Inc. dated September 6, 1994.

            2.08 Third Amendment to Agreement and Plan of Reorganization between Radius Inc. and VideoFusion, Inc. dated May 10, 1995

            3.01      A Registrant's Sixth Amended and Restated Articles of
                        Incorporation.  (2)

                   *  B Certificate of Amendment of Registrant's Sixth Amended
                        and Restated Articles of Incorporation.

            3.02        Registrant's Bylaws.  (4)

            4.01        Form of Specimen Certificate for Registrant's Common
                        Stock.  (1)

            4.04   *    Non-Plan Stock Option Grant to Charles W. Berger.  (8)

            10.01  *  A Registrant's 401(k) Savings and Investment Plan.  (6)

                   *  B Amendment to the Registrant's 401(k) Savings and
                        Investment Plan.

                   *  C Registrant's 401(k) Savings and Investment Plan Loan
                        Policy

            10.02  *    Registrant's 1995 Stock Option Plan.

            10.03  *    Form of Stock Option Agreement and Exercise Request as
                        currently in effect under 1995 Stock Option Plan.

            10.04  *    Registrant's 1990 Employee Stock Purchase Plan and
                        related documents.   (3)

            10.05  *    Registrant's 1994 Directors' Stock Option Plan.

            Exhibit
            Number                           Title
            ------                           -----

            10.07       Form of Indemnity Agreement with Directors.  (1)

            10.08     A Credit Agreement by and among Radius Inc., the certain
                        financial institutions, and Silicon Valley Bank, dated March 20, 1995. (14)

                      B Credit Agreement by and among Radius Inc., the certain
                        financial institutions, and International Business Machines Credit Corporation, dated February 17, 1995.
                        (14)

                      C Acknowledgment, Waiver and Amendment to Radius Inc.
                        Inventory and Working Capital Financing Agreement by and between Radius Inc. and International Business Machines Credit Corporation dated December 14, 1995.

            10.09     A Lease Agreement by and between Registrant and the
                        Equitable Life Assurance Society of the United States dated June 22, 1988, as amended by the Commencement of Term Agreement dated February 13, 1989 and Amendment No. One dated July 20, 1989, and related documents (1710 Fortune Drive, San Jose, California offices). (1)

                      B Second Amendment to Lease dated January 27, 1993
                        amending Lease Agreement by and between Registrant and Fortune Drive Partners (successor in interest to the Equitable Life Assurance Society of the United States) dated June 22, 1988 (1710 Fortune Drive, San Jose, California offices). (7)

            10.10 Lease Agreement by and between Registrant and Board of Administration, as Trustee for the Police and Fire Department Fund, and Board of Administration, as Trustee for the Federated City Employees Retirement Fund dated December 11, 1990, and related documents (Milpitas, California warehouse space). (2)

            10.11 Lease Agreement by and between Registrant and South Bay/Copley Associates III Joint Venture dated May 11, 1992; Sublease by and between Core Industries, Inc. and Registrant dated May 12, 1992; and related documents (2040 Fortune Drive, San Jose, California offices). (5)

            10.12     A Lease Agreement between SuperMac Technologies, Inc. and
                        Connecticut General Life Insurance Company dated as of November 13, 1993 (215 Moffett Park Drive, Sunnyvale, California offices). (10)

                      B First Amendment to Lease Agreement between SuperMac
                        Technologies, Inc. and Connecticut General Life Insurance Company dated as of May 4, 1993 (215 Moffett Park Drive, Sunnyvale, California offices).

            10.13 Lease Agreement between SuperMac Technologies, Inc. and RREEF USA Fund-II, Inc. dated as of June 16, 1993 (Borregas Avenue, Sunnyvale, California warehouse space).

            10.14  *    Employment Agreement by and between Registrant and
                        Charles W. Berger dated February 26, 1993 as amended on
                        September 17, 1993.  (11)

            10.17       Full Recourse Promissory Note with Charles W. Berger.
                        (11)

            Exhibit
            Number                           Title
            ------                           -----

            10.18       Full Recourse Promissory Notes with J. Daniel Shaver.

            10.19       Full Recourse Promissory Note from Michael A. McConnell.

            10.20  *    SuperMac Technology, Inc.'s 1988 Stock Option Plan
                        ("Option Plan").  (13)

            10.21  *    SuperMac Technology, Inc.'s Form of Incentive Stock
                        Option Agreement under the Option Plan.  (13)

            10.22  *    SuperMac Technology, Inc.'s Form of Supplemental Stock
                        Option Agreement under the Option Plan.  (13)

            10.23  *    SuperMac Technology, Inc.'s Form of Early Exercise Stock
                        Purchase Agreement under the Option Plan.  (13)

            10.24 Distribution Agreement between Radius Inc. and Ingram Micro, Inc. dated June 5, 1991 as amended on April 1, 1992, May 31, 1995 and July 14, 1995. (Confidential treatment has been requested with respect to certain portions of this exhibit). (15)

            11.01       Computation of per share earnings

            21.01       List of Registrant's subsidiaries

            23.01       Consent of Ernst & Young, LLP, Independent Auditors

            27          Financial Data Schedules

* Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

(1) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (File No. 33-35769), which became effective on August 16, 1990.

(2) Incorporated by reference to exhibits to the Company's Report on Form 10-K filed on December 24, 1990.

(3) Incorporated by reference to exhibits to the Company's Report on Form 10-K filed on December 30, 1991.

(4) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 filed on April 29, 1992 (File No. 33-47525).

(5) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on August 12, 1992.

(6) Incorporated by reference to exhibits to the Company's Report on Form 10-K filed on December 28, 1992.

(7) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on August 18, 1993.

(8) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 filed on November 15, 1993 (File No. 33-71636).

(9) Incorporated by reference to exhibits to the Company's Amendment No. 2 (File No. 33-79732) to Form S-4 filed on July 25, 1994.

(10) Incorporated by reference to exhibits to SuperMac's Form S-1 (File No. 33-58158) filed on February 11, 1993.

(11) Incorporated be reference to exhibits to the Company's Report on Form 10-K filed on January 3, 1994.

(12) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on August 17, 1994.

(13) Incorporated by reference to exhibits to SuperMac Technology, Inc.'s Registration Statement on Form S-1, as amended (File No. 33-46800), which became effective on May 15, 1992.

(14) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on May 10, 1995.

(15) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on August 15, 1995.


(b) REPORTS ON FORM 8-K. No report on Form 8-K was filed during the last quarter of the period covered by this report.

(c)      EXHIBITS - See (a) (3) above.

(d)      FINANCIAL STATEMENT SCHEDULES -  See (a) (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RADIUS INC.


                                             By:  /s/ Charles W. Berger
                                                  ------------------------------
                                                  Charles W. Berger
                                                  President, Chief Executive
                                                  Officer and Director


                                POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Charles W. Berger and David G. Pine, jointly and severally, his true and attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                                            TITLE                 DATES

PRINCIPAL EXECUTIVE OFFICER:


/s/ Charles W. Berger                  President, Chief Executive     12/28/95
------------------------------------   Officer and Chairman of
Charles W. Berger                      the Board of Directors

PRINCIPAL FINANCIAL OFFICER:


/s/ Dennis J. Dunnigan                 Chief Financial Officer        12/28/95
------------------------------------
Dennis J. Dunnigan


CHIEF ACCOUNTING OFFICER:


/s/ Cherrie L. Jurado                  Controller                     12/28/95
------------------------------------
Cherrie L. Jurado


DIRECTORS:


/s/  Michael D. Boich                  Director                       12/28/95
------------------------------------
Michael D. Boich


/s/ Michael A. McConnell               Director                       12/28/95
------------------------------------
Michael A. McConnell

/s/ Regis McKenna                      Director                       12/28/95
------------------------------------
Regis McKenna


/s/ David B. Pratt                     Director                       12/28/95
------------------------------------
David B. Pratt

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
RADIUS INC.

We have audited the accompanying consolidated balance sheets of Radius Inc. as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the consolidated financial position of Radius Inc. at September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Radius Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses, and has a deficiency in assets and working capital. In addition the Company has not complied with certain covenants of loan agreements with its lenders. These conditions raise substantial doubt about the Company's ability to continue as a going concern. (Management's plans in regard to these matters are also described in Note 1.) The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the Consolidated Financial Statements, in 1993 the Company changed its method of accounting for income taxes.



Palo Alto, California
December 8, 1995
except for Note 11, as to which the
date is December 27, 1995

CONSOLIDATED BALANCE SHEETS

September 30  (in thousands)
                                                                               1995           1994
                                                                               ----           ----

ASSETS
Current assets:
 Cash and cash equivalents                                                   $  4,760       $ 15,997
 Accounts receivable, net of allowance for doubtful accounts
  of $8,502 in 1995 and $2,548 in 1994                                         61,644         62,145
 Inventories                                                                   15,071         21,069
 Prepaid expenses and other current assets                                      2,336          1,473
 Income tax receivable                                                            519          9,083
 Deferred income taxes                                                              -          8,400
                                                                             --------       --------

       Total current assets                                                    84,330        118,167

Property and equipment, net                                                     3,031          7,728

Deposits and other assets                                                         517            964
                                                                             --------       --------

                                                                             $ 87,878       $126,859
                                                                             --------       --------
                                                                             --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable                                                           $  73,098       $ 39,255
 Accrued payroll and related expenses                                           5,815          4,024
 Accrued warranty costs                                                         3,170          2,255
 Other accrued liabilities                                                     11,920          6,650
 Accrued income taxes                                                           1,665          1,237
 Accrued restructuring and other charges                                       17,013         15,148
 Short-term borrowings                                                         29,489         18,095
 Obligations under capital leases - current portion                             1,494          1,647
                                                                             --------       --------

       Total current liabilities                                              143,664         88,311

Obligations under capital leases-noncurrent portion                             1,331          2,857

Commitments and contingencies

Shareholders' equity: (Net capital deficiency)
 Convertible preferred stock, no par value, 1,000 shares
  authorized; none issued and outstanding
 Common stock, no par value; 50,000 shares authorized;
  issued and outstanding--17,143 shares in 1995 and
  14,046 shares in 1994                                                       113,791         87,017
 Common stock to be issued                                                     12,022              -
 Accumulated deficit                                                         (182,993)       (51,251)
 Accumulated translation adjustment                                                63            (75)
                                                                             --------       --------

 Total shareholders' equity (Net capital deficiency)                          (57,117)        35,691
                                                                             --------       --------

                                                                              $87,878       $126,859
                                                                             --------       --------
                                                                             --------       --------

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

For years ended September 30
(in thousands, except per share data)



                                         1995       1994 (1)        1993 (1)
                                         ----       --------        --------

Net sales                               $308,133      $324,805      $337,373
Cost of sales                            302,937       276,948       254,321
                                        --------      --------      --------
Gross profit                               5,196        47,857        83,052
                                        --------      --------      --------
Operating expenses:
Research and development                  19,310        33,956        33,503
Selling, general and administrative       90,068        94,731        84,132
                                        --------      --------      --------
 Total operating expenses                109,378       128,687       117,635
                                        --------      --------      --------
Loss from operations                    (104,182)      (80,830)      (34,583)
Interest and other income (loss)          (3,045)         (376)          705
Interest expense                          (3,023)         (869)         (635)
Litigation settlement                    (12,422)           --            --
                                        --------      --------      --------
Loss before income taxes                (122,672)      (82,075)      (34,513)
Provision (benefit) for income taxes       9,070        (4,600)      (13,774)
                                        --------      --------      --------
Loss before cumulative effect of
a change in accounting principle        (131,742)      (77,475)      (20,739)
Cumulative effect of a change in
method of accounting for income
taxes                                        --            --            600
                                        --------      --------      --------
Net loss                               $(131,742)     $(77,475)     $(20,139)
                                        --------      --------      --------
                                        --------      --------      --------
Net loss per share:

Loss before cumulative effect of
a change in accounting principle         $ (8.75)      $ (5.70)      $ (1.61)

Cumulative effect of a change in
method of accounting for income
taxes                                        --            --           0.05
                                         ------        ------         ------
Net loss per share                      $ (8.75)       $(5.70)        $(1.56)
                                         ------        ------         ------
                                         ------        ------         ------
Common and common equivalent shares
used in computing net loss per
share                                    15,049        13,598         12,905
                                        -------        ------         ------
                                        -------        ------         ------

See accompanying notes.

(1) This period has been restated to reflect the 1994 Merger of Radius and SuperMac which was accounted for as a pooling of interests. See Note 10 of Notes to the Consolidated Financial Statements. The consolidated financial statements for fiscal 1993 have not been restated to adjust SuperMac's fiscal year end to that of Radius. This period includes Radius' results of operations and balance sheet data on a September 30 fiscal year basis and SuperMac's on a December 31 calendar year basis. The operating results for both the twelve months ended September 30, 1994 and September 30, 1993 include the restructuring and other charges of $16.6 million recorded by SuperMac in December 1993.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended September 30, 1995, 1994 and 1993
(in thousands, except share data)


Total
                                           Retained                                               Shareholders
                                           Earnings                          Accumulated             Equity
                                            Common    (Accumulated        Deferred         Translation         (Net Capital
                                            Stock        Deficit)       Compensation        Adjustment           Deficiency)
                                            ------    ------------      ------------       -----------         --------------
Balance at September 30, 1992 (1)          $  60,203       $ 36,449          $   (58)           $  37              $ 96,631
Issuance of 738 shares of common stock
  under the SuperMac public offering          15,401                                                                 15,401
Issuance of 517 shares of common stock
  under Stock Option Plans                     1,324             --               --               --                 1,324
Issuance of 159 shares of common stock
under the Employee Stock Purchase Plans        1,663             --               --               --                 1,663
Tax benefit from stock options exercised       3,358             --               --               --                 3,358
Amortization of deferred compensation             --             --               36               --                    36
Currency translation adjustment                   --             --               --             (119)                 (119)
Net loss                                          --        (20,139)              --               --               (20,139)
                                           ---------       --------          -------            -----              --------
Balance at September 30, 1993 (1)             81,949         16,310              (22)             (82)               98,155
Issuance of 350 shares of common stock
under Stock Option Plans                       1,800             --               --               --                 1,800
Issuance of 170 shares of common stock
under Employee Stock Purchase Plans              989             --               --               --                   989
Issuance of 206 shares of common stock
pursuant to the acquisition of VideoFusion     1,854             --               --               --                 1,854
Tax benefit from stock options exercised         425             --               --               --                   425
Amortization of deferred compensation             --             --               22               --                    22
Currency translation adjustment                   --             --               --                7                     7
Net loss                                          --        (77,475)              --               --               (77,475)
Elimination of SuperMac net loss
for the three months ended
December 31, 1993                                             9,914               --               --                 9,914
                                           ---------       --------          -------            -----              --------
Balance at September 30, 1994                 87,017        (51,251)              --              (75)               35,691
Issuance of 214 shares of common stock
under Stock Option Plans                       1,254                                                                  1,254
Issuance of 162 shares of common stock
under Employee Stock Purchase Plan             1,298                                                                  1,298
Issuance of 212 shares pursuant to the
acquisition of VideoFusion                     2,857                                                                  2,857
Settlement of Litigation-stock to be
issued                                        12,022                                                                 12,022
Issuance of 2,509 shares of common stock
through private placement                     21,365                                                                 21,365
Currency translation adjustment                                                                   138                   138
Net Loss                                                   (131,742)                                               (131,742)
                                           ---------       --------          -------            -----              --------
Balance at September 30, 1995               $125,813      $(182,993)              --            $  63              $(57,117)
                                           ---------      ---------          -------            -----              --------
                                           ---------      ---------          -------            -----              --------


See accompanying notes.

(1) These periods have been restated to reflect the 1994 Merger of Radius and SuperMac which was accounted for as a pooling of interests. See Note 10 of Notes to the Consolidated Financial Statements. The consolidated financial statements for all periods prior to fiscal 1994 have not been restated to adjust SuperMac's fiscal year end to that of Radius. Such periods include Radius' results of operations and balance sheet data on a September 30 fiscal year basis and SuperMac's on a December 31 calendar year basis.

CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
For years ended September 30
(in thousands)

                                                        1995        1994       1993(1)
                                                        ----        ----       -------
Cash flows from operating activities:
Net loss                                            $(131,742)    $(77,475)   $(20,139)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                           4,689        4,542       8,160
Acquired in-process research and development
expenses                                                   --        2,550          --
Elimination of SuperMac net loss for the three
months ended December 31, 1993                             --        9,914          --
Non-cash restructuring and other charges               57,865       40,775      28,981
Common stock to be issued                              12,022           --          --
(Increase) decrease in assets:
Accounts receivable                                    (5,471)     (20,171)     (7,543)
Allowance for doubtful accounts                         5,954          426         297
Inventories                                           (27,140)      (1,058)     (5,633)
Prepaid expenses and other current assets                (862)       1,739          15
Income tax receivable                                   8,564          468      (9,551)
Deferred income taxes                                   8,400       11,248     (11,322)
Increase (decrease) in liabilities:
Accounts payable                                       33,843        3,470       2,570
Accrued payroll and related expenses                   (1,871)      (1,441)      1,014
Accrued warranty costs                                    915       (1,584)        438
Other accrued liabilities                               5,270       (4,039)      2,171
Accrued restructuring and other charges               (13,601)      (6,117)         --
Accrued income taxes                                      428       (1,534)      4,585
                                                    ---------    ---------   ---------
Total adjustments                                      89,005       39,188      14,182
                                                    ---------    ---------   ---------
Net cash used in operating activities                 (42,737)     (38,287)     (5,957)
                                                    ---------    ---------   ---------
Cash flows from investing activities:
Capital expenditures                                   (1,894)      (3,460)     (7,739)
Deposits and other assets                                (238)          71          --
Purchase of short-term investments                         --       (2,002)    (31,914)
Proceeds from sale of short-term investments               --       18,395      35,938
                                                    ---------    ---------   ---------
Net cash provided by (used in) investing
activities                                             (2,132)      13,004      (3,715)
                                                    ---------    ---------   ---------

Cash flows from financing activities:
Issuance of short-term borrowings, net                 11,394       15,275       1,158
Issuance of common stock                               23,917        3,214      18,388
Principal payments of long-term debt                       --          (43)     (1,388)
Principal payments under capital leases                (1,679)      (1,179)     (1,140)
                                                    ---------    ---------   ---------
Net cash provided by financing activities              33,632       17,267      17,018
                                                    ---------    ---------   ---------
Net increase (decrease) in cash and cash
equivalents                                           (11,237)      (8,016)      7,346
Cash and cash equivalents, beginning of period         15,997       24,013      16,667
                                                    ---------    ---------   ---------
Cash and cash equivalents, end of period             $  4,760    $  15,997   $  24,013
                                                    ---------    ---------   ---------
                                                    ---------    ---------   ---------

See accompanying notes.

(1) This period has been restated to reflect the 1994 Merger of Radius and SuperMac which was accounted for as a pooling of interests. See Note 10 of Notes to the Consolidated Financial Statements. The consolidated financial statements for fiscal 1993 have not been restated to adjust SuperMac's fiscal year end to that of Radius. This period includes Radius' results of operations and balance sheet data on a September 30 fiscal year basis and SuperMac's on a December 31 calendar year basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Radius Inc. ("Radius") and its wholly owned subsidiaries after elimination of significant intercompany transactions and balances.

Radius and SuperMac Technologies, Inc. ("SuperMac") merged into the combined company (the "Company") effective August 31, 1994 (the "Merger"), which was accounted for as a pooling of interests. The consolidated financial statements for fiscal 1993 have not been restated to adjust SuperMac's fiscal year end to that of Radius. This period includes Radius' results of operations and balance sheet data on a September 30 fiscal year basis and SuperMac's on a December 31 calendar year basis.

FINANCIAL STATEMENTS ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates include the level of allowance for potentially uncollectible receivables and sales returns; inventory reserves for obsolete, slow-moving, or non-salable inventory; and estimated cost for installation, warranty and other customer support obligations. Actual results could differ from these estimates.

MANAGEMENT'S BUSINESS RECOVERY PLANS

As shown in the accompanying consolidated financial statements, the Company has incurred recurring operating losses, and has a deficiency in assets and working capital. In addition, as of September 30, 1995, the Company was not in compliance with all of its contractual obligations and financial covenants under its credit agreements. The Company also is delinquent in its accounts payables as payments to vendors are not being made in accordance with vendor terms.

The Company's relatively limited cash resources have restricted the Company's ability to purchase inventory which in turn has limited its ability to manufacture and sell products and has resulted in additional costs for expedited deliveries. The adverse effect on the Company's results of operations due to its limited cash resources can be expected to continue until such time as the Company is able to return to profitability, or generate additional cash from other sources.

These conditions raise concerns about the Company's ability to continue operations as an ongoing concern. Management has implemented, or has developed plans to implement, a number of actions to address these conditions including: refocusing its efforts on providing solutions for high end digital video and graphics customers; discontinuing sales of mass market and other low value added products; divesting its color server and monochrome display businesses and exploring opportunities for the divestiture of its MacOS compatible systems products and other product lines; significantly reducing expenses and headcount; subleasing all or a portion of its current facility given its reduced occupancy requirements; and investigating various strategic partnering opportunities.

Additional funds will be needed to finance the Company's development plans and for other purposes, and the Company is now investigating possible financing opportunities. There can be no assurance that additional financing will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results of operations.

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to September 30 and includes 53 weeks in fiscal 1993 and 52 weeks in all other fiscal years presented. During fiscal 1995, the Company changed its fiscal year end from the Sunday closest to September 30 to the Saturday closest to September 30 for operational efficiency purposes. For clarity of presentation, all fiscal periods in this Form 10-K are reported as ending on a calendar month end.

FOREIGN CURRENCY TRANSLATION

The Company translates the assets and liabilities of its foreign subsidiaries into dollars at the rates of exchange in effect at the end of the period and translates revenues and expenses using rates in effect during the period. Gains and losses from these translations are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains or losses, which are included in the results of operations, are not material.

INVENTORIES

Inventories are stated at the lower of cost or market. The Company reviews the levels of its inventory in light of current and forecasted demand to identify and provide reserve for obsolete, slow-moving, or non-salable inventory. Cost is determined using standard costs that approximate cost on a first-in, first-out basis. Inventories consist of the following (in thousands):

September 30                     1995        1994
                                 ----        ----
Raw materials                    $1,559      $4,515
Work in process                   2,258       6,852
Finished goods                   11,254       9,702
                                -------    --------
                                $15,071    $ 21,069
                                -------    --------
                                -------    --------

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consists of the following (in thousands):

September 30                     1995        1994
                                 ----        ----
Computer equipment              $17,429     $18,007
Machinery and equipment          12,335      14,184
Furniture and fixtures            6,023       5,562
Leasehold improvements            1,084       1,683
                                -------    --------
                                 36,871      39,436
                                -------    --------
                                -------    --------
Less accumulated depreciation
and amortization                (33,840)    (31,708)
                                -------    --------
                                 $3,031      $7,728
                                -------    --------
                                -------    --------


Depreciation has been provided for using the straight-line method over estimated useful lives of three to five years. Equipment under capital leases and leasehold improvements are being amortized on the straight-line method over six years or the remaining lease term, whichever is shorter.

LONG-LIVED ASSETS

In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

REVENUE RECOGNITION

Revenue is recognized when products are shipped. Sales to certain resellers are subject to agreements allowing certain rights of return and price protection on unsold merchandise held by these resellers. The Company provides for estimated returns at the time of shipment and for price protection following price declines.

WARRANTY EXPENSE

The Company provides at the time of sale for the estimated cost to repair or replace products under warranty. The warranty period commences on the end user date of purcahse and is normally one year for displays and digital video products and for the life of the product for graphics cards.

INCOME TAXES

Effective October 1, 1992, the Company adopted FASB Statement 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the liability method prescribed by Statement 96, which is superseded by Statement 109. Among other changes, Statement 109 changes the recognition and measurement criteria for deferred tax assets included in Statement 96.

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The cumulative effect of the change in method of accounting for income taxes decreased the net loss by $600,000 or $0.05 per share in fiscal 1993 on a combined basis.

LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. Cash equivalents are carried at cost which approximates market. There were no short-term investments as of September 30, 1995 or 1994. Approximately $1.6 million of the $4.8 million of cash and cash equivalents available at September 30, 1995 was restricted under various letters of credit.

OFF BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK

The Company sells its products to direct computer resellers in the United States and to distributors in various foreign countries. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

The Company also hedges substantially all of its trade accounts receivable denominated in foreign currency through the use of foreign currency forward exchange contracts based on firm commitments. Gains and losses associated with currency rate changes on forward contracts are recognized in the consolidated statements of operations and were not material. At September 30, 1995, the Company had forward contracts to sell three different foreign currencies which totaled the equivalent of approximately $11.1 million and mature between October 1995 and November 1995. At September 30, 1995, the fair value of the Company's forward contracts approximated cost.

RELATED PARTIES

In fiscal 1994, the Company acquired shares of preferred stock of Portrait Display Labs ("PDL") and a warrant to purchase additional shares of PDL preferred stock in exchange for the cancellation of certain rights held by the Company to purchase all of the outstanding equity securities or assets of the predecessor entity to PDL. The warrant permitted the purchase of approximately an additional 10% interest in PDL. The Company also was granted one seat on PDL's Board of Directors. In addition, the Company licensed PDL certain pivot display technology in exchange for the payment of royalties. Product revenues were approximately $5.0 million in fiscal 1994. In fiscal 1995, the Company exercised the warrant for an additional 10% interest in PDL in exchange for cancellation of approximately $945,000 in accounts receivable. There were no product revenues for the fiscal 1995 to this related party. The receivable from PDL at September 30, 1995 was approximately $980,000.

     Subsequent to September 30, 1995, the Company signed a series of additional agreements with Portrait Display Labs, see Note 11 to the Consolidated Financial Statements.

     There were no material transactions from this or any other related party during fiscal 1993.

NOTE TWO.  BORROWINGS

     LINE OF CREDIT ARRANGEMENT

     In February 1995, the Company and IBM Credit Corp. ("ICC") entered into a $30.0 million Inventory and Working Capital Financing Agreement (the "ICC Agreement"). The ICC Agreement permits advances for inventory and working capital up to the lesser of $30.0 million or 85% of eligible receivables ("Inventory and Working Capital Advances"). In September 1995, ICC advanced an additional $20.0 million under the ICC Agreement to finance the manufacturing of the Company's MacOS compatible products (the "MacOS Advances"). Advances bear interest at rates ranging from prime rate plus 2.25% to prime rate plus 4% and are secured by all the assets of the Company. The ICC Agreement expires in March 1996.

     As of September 30, 1995, $50.8 million was outstanding under the ICC Agreement consisting of $30.8 million in Inventory and Working Capital Advances and approximately $20.0 million in MacOS Advances. The outstanding Inventory and Working Capital Advances included $18.7 million in working capital advances supported by eligible receivables, $6.1 million in working capital advances in excess of the borrowing base, and $6.1 million in inventory advances. The $24.7 million in working capital advances are included in Short-term borrowings in the Consolidated Financial Statements. The $6.1 million in inventory advances, together with the approximately $20.0 million in MacOS Advances, are included in Accounts payable in the Consolidated Financial Statements.

     As of September 30, 1995, the Company was not in compliance with all of its contractual obligations and financial covenants under the ICC Agreement (specifically, revenues to working capital ratio, net profit to revenue, and total liabilities to total net worth); however, IBM Credit has waived such defaults pursuant to an amendment to the ICC Agreement. See Note 11 to the Consolidated Financial Statements.

     In addition, the Company entered into a Business Loan Agreement on March 20, 1995 with Silicon Valley Bank. The agreement, which expires on March 19, 1996, allows the Company to issue letters of credit as a sub-facility under a $5.0 million foreign accounts receivable revolving line of credit subject to an interest rate of up to the prime rate plus 1.25%. The related debt outstanding as of September 30, 1995 was $1.7 million and outstanding letters of credit were $0.8 million. The Company was not in compliance with all the terms of this credit arrangement.

     One of the Company's subsidiaries has a revolving line of credit with a bank in Japan. Borrowings were approximately $3.1 million at September 30, 1995. This note bears interest at the lesser of the Euro-yen rate or the bank's prime lending rate (1.5 percent at September 30, 1995, the prime rate). The line of credit is renewed every six months with the next renewal in December 1995.

NOTE THREE.  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases facilities under operating leases and certain computer equipment and office furniture under capital leases. Depreciation expense for assets under capital leases is included in depreciation and amortization expense. The cost and net book value of these capitalized lease assets included in property and equipment are (in thousands):

     At September 30,                       Cost     Net Book Value
                                           -------   --------------
     1995                                  $ 7,437       $ 2,642
     1994                                    7,437         4,021

     Future minimum lease payments at September 30, 1995, under capital leases and noncancelable operating leases are as follows (in thousands):

                                                Capital      Operating
                                                 Leases       Leases
                                                -------      ---------
     1996                                       $ 1,686       $1,837
     1997                                         1,155        1,887
     1998                                           280        1,843
     1999                                            --        1,750
     2000                                            --        1,759
                                                -------       ------
     Total minimum lease payments                 3,121       $9,076
     Amount representing interest                  (296)
                                                -------
     Present value of minimum lease payments      2,825
     Amount due within one year                  (1,494)
                                                -------
     Amount due after one year                  $ 1,331
                                                -------
                                                -------

     Rent expense charged to operations amounted to approximately $3.5 million, $3.0 million and $3.8 million for the years ended September 30, 1995, 1994 and 1993, respectively. The rent expense amounts for fiscal 1995, 1994 and 1993 exclude a provision for remaining lease obligations on excess facilities. See Note 8 of Notes to the Consolidated Financial Statements.

     Sublease income for fiscal 1995 and 1994 was approximately $0.6 million and $0.1 million. There was no sublease income for fiscal 1993.

     CONTINGENCIES

     DISPLAY SCREEN SIZE
     The Company was named as one of approximately 42 defendants in Shapiro et al. v. ADI Systems, Inc. et al., Superior Court of California, Santa Clara County, case no. CV751685, filed August 14, 1995. Radius was named as one of approximately 32 defendants in Maizes & Maizes et al. v. Apple Computer et al., Superior Court of New Jersey, Essex County, case no. L-13780-95, filed December 15, 1995. Plaintiffs in each case purport to represent alleged classes of similarly situated persons and/or the general public, and allege that the defendants falsely advertise that the viewing areas of their computer monitors are larger than in fact they are.

     The Company was served with the Shapiro complaint on August 22, 1995, and has not yet been served with the Maizes complaint. Defendants' petition to the California State Judicial Council to coordinate the Shapiro case with similar cases brought in other California jurisdictions was granted in part and it is anticipated that the coordinated proceedings will be held in Superior Court of California, San Francisco County. Discovery proceedings have not yet begun in either case. In the opinion of management, based on the facts known at this time, the eventual outcome of these cases is unlikely to have a material adverse effect on the results of operations or financial position of the Company.

     ELECTRONICS FOR IMAGING
     On November 16, 1995, Electronics for Imaging, Inc. ("EFI") filed a suit in the United States District Court in the Northern District of California alleging that the Company infringes a patent allegedly owned by EFI. Although the complaint does not specify which Radius products allegedly infringe the patent, EFI is a prime competitor of Radius in the Color Server market. Radius' Color Server products are material to its business.

     The Company has filed an answer denying all material allegations, and has filed counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it may have indemnification rights with respect to EFI's claims. In the opinion of management, based on the facts known at this time, the eventual outcome of this case is unlikely to have a material adverse effect on the results of operations or financial position of the Company.

     SECURITIES LITIGATION.
     In September 1992, the Company and certain of its officers and directors were named as defendants in a securities class action litigation brought in the United States District Court for the Northern District of California that sought unspecified damages, prejudgment and postjudgment interest, attorneys' fees, expert witness fees and costs, and equitable relief. In July 1994, SuperMac and certain of its officers and directors, several venture capital firms and several of the underwriters of SuperMac's May 1992 initial public offering and its February 1993 secondary offering were named as defendants in a class action litigation brought in the same court that sought unspecified damages, prejudgment and postjudgment interest, attorneys' fees, experts' fees and costs, and equitable relief (including the imposition of a constructive trust on the proceeds of defendants' trading activities).

     In June 1995, the Court approved the settlement of both litigations and entered a Final Judgment and Order of Dismissal. Under the settlement of the litigation brought in 1992 against the Company, our insurance carrier paid $3.7 million in cash and the Company will issue 128,695 shares of its Common Stock to a class action settlement fund. In the settlement of the litigation brought in 1994 against SuperMac, the Company paid $250,000 in cash and will issue into a class action settlement fund 707,609 shares of its Common Stock. The number of shares to be issued by the Company will increase by up to 100,000 if the price of the Common Stock is below $12 per share during the 60-day period following the initial issuance of shares. In connection with these settlements, the Company recorded a charge of $12.4 million in the Consolidated Financial Statements reflecting settlement costs not covered by insurance as well as related legal fees.

     The Company has periodically received communications from third parties asserting infringement of patent rights on certain of the Company's products and features. Management does not believe any claims made will have a material adverse effect on the results of operations or financial position of the Company.

NOTE FOUR.  SHAREHOLDERS' EQUITY

     COMMON STOCK

     In June 1995, the Company sold approximately 2.5 million shares of its Common Stock in a series of private placements to a small number of investors unaffiliated with the Company. Proceeds from the offering, net of commission and other related expenses were $21.4 million. The net proceeds were used for working capital.

     STOCK OPTIONS

     The Company's 1986 Stock Option Plan, as amended, authorizes the issuance of up to 2,975,000 shares of common stock upon the exercise of incentive stock options or nonqualified stock options that may be granted to officers, employees (including directors who are also employees), consultants and independent contractors. Under the plan, options are exercisable for a term of up to ten years after issuance. Options may be granted at prices ranging from 50% to 100% of the fair market value of the stock on the date of grant, as determined by the Board of Directors. Vesting of shares is also determined by the Board of Directors at the date of grant. The 1986 Stock Option Plan will expire in October 1996.

     On August 31, 1994, pursuant to the Merger, Radius assumed 975,239 outstanding options originally issued under the SuperMac 1988 Stock Option Plan. These options will be administered in accordance with the SuperMac 1988 Stock Option Plan until all options are exercised or expired. Under the plan, options are exercisable for a term of up to ten years after issuance.

     The following table summarizes the consolidated activity of the 1986 and 1988 Stock Option Plans and the 1992 Non-Employee Directors' Stock Option Plan:

                                                           September 30,
                                           -----------------------------------------------
                                                1995             1994            1993
     Outstanding at beginning of year          2,042,481        2,208,783       2,157,040
     Granted                                     707,590          892,131       1,219,514
     Exercised                                  (213,791)        (294,042)       (516,597)
     Canceled                                   (838,745)        (764,391)       (651,174)
                                            ------------     ------------    ------------
     Outstanding at September 30               1,697,535        2,042,481       2,208,783
                                            ------------     ------------    ------------
                                            ------------     ------------    ------------
     Price range at September 30            $1.36-$28.96     $0.42-$32.18    $0.42-$30.14
                                            ------------     ------------    ------------
                                            ------------     ------------    ------------
     Exercisable at September 30               1,325,222          706,474         455,241
                                            ------------     ------------    ------------
                                            ------------     ------------    ------------
     Available for grant at September 30         415,586          281,726         331,314
                                            ------------     ------------    ------------
                                            ------------     ------------    ------------

     The stock option activity as shown in the table for fiscal 1993 has not been restated to adjust SuperMac's fiscal year end to that of Radius. Fiscal 1993 includes Radius' activity on a September 30 fiscal year basis and SuperMac's activity on a December 31 calendar year basis. The fiscal 1994 period includes the Radius activity for fiscal year ended September 30, 1994 and SuperMac activity for the nine months ended September 30, 1994.

     The Company has also reserved 100,000 shares of common stock for issuance to non-employee directors pursuant to options granted under the 1994 Directors' Stock Option Plan (the "1994 Plan"). Such options may only be nonqualified stock options, must be exercised within ten years from the date of grant, and must be granted in accordance with a non-discretionary formula. Under this formula, each new director receives an option to purchase 10,000 shares when that director is first appointed to the Board and an option to purchase 2,500 shares on each anniversary of such director's appointment. As of September 30, 1995, 27,500 shares had been granted under this plan at exercise prices ranging from $7.44 to $12.00 per share. Options to purchase 1,250 shares were canceled following the resignation of a director. None of the options granted under the 1994 Plan are exercisable.

     Prior to the approval of the 1994 Plan, the 1990 Directors' Stock Option Plan (the "Prior Plan") was in effect. As of September 30, 1995, the Prior Plan had 33,750 options outstanding at prices ranging from $8.00 to $17.25. Such options are nonqualified stock options, must be exercised within five years from the date of grant, and were granted in accordance with a non-discretionary formula. Options unissued under the Prior Plan become available for grant under the 1994 Plan. As of September 30, 1995, options to purchase 37,500 shares became available upon the resignation of three directors. In addition, 28,750 options to purchase shares, which were never granted under the Prior Plan were transferred to the 1994 Plan.

     In March 1993, the Company granted a nonqualified stock option to one officer to purchase a total of 250,000 shares of common stock outside the Company's 1986 Stock Option Plan at an exercise price of $7.75 per share. This option is exercisable for a term of ten years and vests over a fifty month period commencing on the date of grant. During fiscal 1994, 150 of these shares were exercised by the officer, and as of September 30, 1995 an additional 149,850 shares were exercisable.

     In June 1995, the Company repriced approximately 232,000 of then outstanding options to an exercise price of $12.00 per share, the fair market value of the Company's stock on the date of the repricing.

     EMPLOYEE STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of its fair market value as of certain specified dates. Stock purchases under this plan are limited to 10% of an employee's compensation, and in no event may exceed $21,250 per year. Under this plan a total of 650,000 shares of common stock have been reserved for issuance to employees. At September 30, 1995, 255,859 shares remain available for issuance under the plan.

     EMPLOYEE STOCK PLANS

     The Company account for its stock option plans and the Employee Stock Purchase Plan in accordance with provisions of the accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provision of APB 25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.

NOTE FIVE.  FEDERAL AND STATE INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                               1995        1994        1993
     -------------------------------------------------------------------------
     For years ended September 30
     (in thousands)
     Federal:

       Current                                $   --      $(12,583)   $ (3,974)
       Deferred                                7,170        12,311      (7,505)
                                              ------      --------    --------
                                               7,170          (272)    (11,479)
     Foreign:

       Current                                   650           376         297
                                              ------      --------    --------

     State:

       Current                                    20        (3,641)        844
       Deferred                                1,230        (1,063)     (3,436)
                                              ------      --------    --------
                                               1,250        (4,704)     (2,592)
                                              ------      --------    --------
                                              $9,070      $ (4,600)   $(13,774)
                                              ------      --------    --------
                                              ------      --------    --------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              1995        1994
     ----------------------------------------------------------------------------
     For years ended September 30
     (in thousands)

     Deferred tax assets:

       Net operating loss carryovers                         $ 27,077    $  5,100
       Reserves and accruals not currently tax deductible      22,342      10,055
       Restructuring reserves                                  22,314          --
       Credit carryovers                                        6,280       3,100
       Inventory valuation differences                          4,188      12,612
       Depreciation                                             4,079       4,202
       Capitalized research & development expenditures          3,202       2,193
       Other                                                       --         374
                                                             --------    --------
       Total deferred tax assets                               89,482      37,636
                                                             --------    --------
       Valuation allowance for deferred tax assets            (85,086)    (26,724)
                                                             --------    --------
       Deferred tax assets                                   $  4,396    $ 10,912
                                                             --------    --------
                                                             --------    --------

     Deferred tax liabilities:

       State income tax                                      $  3,849    $  2,512
       Other                                                      547          --
                                                             --------    --------
       Total deferred tax liabilities                           4,396       2,512
                                                             --------    --------
       Net deferred tax assets                               $     --    $  8,400
                                                             --------    --------
                                                             --------    --------

     FASB Statement 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company's valuation allowance reduced the deferred tax asset to the amount realizable. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties surrounding their realization. Due to the net losses reported in the prior three years and as a result of the material changes in operations reported in its 1995 fiscal fourth quarter, predictability of earnings in future periods is uncertain. The Company will evaluate the realizability of the deferred tax asset on a quarterly basis.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

                                                       1995        1994        1993
     --------------------------------------------------------------------------------
     For years ended September 30
     (in thousands)

     Expected tax at statutory rate                 $(42,935)   $(28,726)   $(12,080)
     Change in valuation allowance                    49,820      26,724          --
     State income tax, net of federal tax benefit      1,250      (3,105)     (1,707)
     Non-deductible merger costs                          --       1,054          --
     Non-deductible charge for purchased
      research and development                            --         763          --
     Research and development tax credits               (497)       (458)       (734)
     Other                                             1,432        (852)        747
                                                    --------    --------    --------
                                                    $  9,070    $ (4,600)   $(13,774)
                                                    --------    --------    --------
                                                    --------    --------    --------

     As of September 30, 1995, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $71,000,000 and $27,900,000, respectively. The state loss carryforwards will expire beginning in 1998, if not utilized, and the federal loss carryforwards will expire beginning in 2010, if not utilized. In addition, the Company had tax credit carryforwards of approximately $6,280,000 which will expire beginning in 2005, if not utilized.

     Utilization of net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

NOTE SIX.  STATEMENTS OF CASH FLOWS

                                                      1995      1994     1993
-----------------------------------------------------------------------------
For years ended September 30,
(in thousands)

Supplemental disclosure of cash
flow information (in thousands):

Cash paid (received) during the year for:
Interest                                         $ 1,620   $   812   $   927
                                                 -------   -------   -------
                                                 -------   -------   -------
Income taxes                                     $(8,370)  $(8,295)  $ 2,661
                                                 -------   -------   -------
                                                 -------   -------   -------
Supplemental schedule of noncash
investing and financing activities
(in thousands):

Retirement of fully and partially
depreciated assets                               $ 4,459   $ 6,025   $ 1,544
                                                 -------   -------   -------
                                                 -------   -------   -------
Tax benefit from stock options
exercised                                        $   --    $   425   $ 3,358
                                                 -------   -------   -------
                                                 -------   -------   -------
Equipment acquired pursuant to
capital leases                                   $   --    $ 2,000   $ 4,138
                                                 -------   -------   -------
                                                 -------   -------   -------
Common stock issued pursuant to
VideoFusion agreement                            $ 2,857    $   --   $    --
                                                 -------   -------   -------
                                                 -------   -------   -------


NOTE SEVEN.  EXPORT SALES AND MAJOR CUSTOMERS

The Company currently operates in one principal industry segment: the design, manufacturing and marketing of color publishing and digital video computer products. The Company's export sales were approximately $124,469,000, $112,050,000 and $108,115,000 in the fiscal years ended
September 30, 1995, 1994 and 1993, respectively, and included export sales to Europe of approximately $57,257,000, $60,621,000, and $59,473,000, respectively. The Pacific, Asia, and Latin America region sales were approximately $67,212,000, $51,428,000 and $48,642,000 for fiscal years ended September 30, 1995, 1994 and 1993, respectively.

One customer accounted for approximately 34.0%, 13.5% and 11.5% of the Company's net sales during the years ended September 30, 1995, 1994 and 1993, respectively.


NOTE EIGHT.  RESTRUCTURING AND OTHER CHARGES

RADIUS JUNE 1993 RESTRUCTURING AND OTHER CHARGES
In June 1993, Radius announced a restructuring program designed to reduce costs and improve operating efficiencies. The program included, among other things, the write-down of inventory following Radius' decision to phase out its older generation of products, lease termination expenses, capital equipment write-offs, severance payments, and costs associated with the discontinuation of Radius' minicomputer-class server product. The restructuring program costs of $15.5 million were recorded during the third quarter of fiscal 1993. These charges (in thousands) are included in: cost of sales ($10,993); research and development ($411); and selling, general and administrative expenses ($4,096). The Company completed this restructuring event by the end of calendar 1994. There were no material changes in the restructuring plan or in the estimates of the restructuring costs from the recognition of the charge in June 1993 with the completion of the restructuring program in December 1994.

SUPERMAC DECEMBER 1993 RESTRUCTURING AND OTHER CHARGES
In December 1993, SuperMac recorded charges of $16.6 million in connection with a program to adjust inventory levels, eliminate excess facilities, terminate certain projects and contract arrangements and reduce the number of employees. The charges (in thousands) are included in: cost of sales ($13,352); research and development ($2,000); and selling, general and administrative expenses ($1,238). There have been no material changes in the restructuring plan or in the estimates of the restructuring costs. The Company has $236,000 remaining in its restructuring reserve related to facility costs, the balance of which is expected to be eliminated in fiscal 1996. As noted in the Consolidated Financial Statements, the consolidated results for the Company in both the twelve months ended September 30, 1994 and the fiscal period ended 1993 include SuperMac's $16.6 million charge.

RADIUS FISCAL 1994 MERGER RELATED RESTRUCTURING AND OTHER CHARGES
In the fourth quarter of fiscal 1994, the Company recorded charges of $43.4 million in connection with the Merger of Radius and SuperMac. These charges include the discontinuance of duplicative product lines and related assets; elimination of duplicative facilities, property and equipment and other assets; and personnel severance costs as well as transaction fees and costs incidental to the merger. The charges (in thousands) are included in: net sales ($3,095); cost of sales ($25,270); research and development ($4,331); and selling, general and administrative expenses ($10,711). The elements of the total charge as of September 30, 1995 are as follows (in thousands):


                                                    REPRESENTING
                                                -------------------------------------
                                                                         CASH OUTLAYS
                                                               ----------------------
                                                          Asset
                                      Provision      Write-Downs   Completed   Future
Adjust inventory levels                 $22,296          $19,200      $3,096    $  --
Excess facilities                         2,790              400       2,236      154
Revision of the operations
 business model                           9,061            7,078       1,268      715
Employee severance                        6,311               --       6,311       --
Merger related costs                      2,949               --       2,949       --
                                        -------          -------     -------    -----
Total charges                           $43,407          $26,678     $15,860    $ 869


The adjustment of inventory levels reflects the discontinuance of duplicative product lines. The provision for excess facility costs represents the write-off of leaseholds and sublease costs of Radius' previous headquarters, the consolidation into one main headquarter and the consolidation of sales offices. The revision of the operations business model reflects the reorganization of the combined Company's manufacturing operations to mirror Radius' manufacturing reorganization in 1993. This reorganization was designed to outsource a number of functions that previously were performed internally, reduce product costs through increased efficiencies and lower overhead, and focus the Company on a limited number of products. Employee severance costs are related to employees or temporary employees who were released due to the revised business model. Approximately 250 employees were terminated in connection with the Merger. The provision for merger related costs is for the costs associated with the Merger transaction, such as legal, investment banking
and accounting fees.   The Company has spent $15.9 million of cash for
restructuring through September 30, 1995. The Company expects to have substantially completed the restructuring by September 1996. During fiscal 1995, approximately $2.1 million of merger related retructuring reserves were reversed and recorded as an expense reduction due to changes in estimated requirements.

RADIUS FISCAL 1995 RESTRUCTURING AND OTHER CHARGES
In September 1995, Radius recorded charges of $57.9 million in connection with the Company's efforts to refocus its business on the color publishing and multimedia markets. The charges primarily included a writedown of inventory and other assets. Additionally, it included expenses related to the cancellation of open purchase orders, excess facilities and severance. The charges (in thousands) are included in cost of sales ($47,004), and selling, general and administrative expense ($10,861). The elements of the total charge as of September 30, 1995 are as follows (in thousands):




                                                    REPRESENTING
                                                -------------------------------------
                                                                         CASH OUTLAYS
                                                               ----------------------
                                                          Asset
                                      Provision      Write-Downs   Completed   Future
Adjust inventory levels                 $33,138         $ 32,300       $  --   $  838
Excess facilities                         2,004              404          --    1,600
Cancellation fees and asset
 write-offs                              19,061            5,196          --   13,865
Employee severance                        3,662               --          --    3,662
                                        -------          -------     -------    -----
Total charges                           $57,865          $37,900       $  --  $19,965



The adjustment of inventory levels reflects the discontinuance of several product lines. The provision for excess facility costs represent the write-off of leasehold improvements and the costs associated with anticipated reductions in facilities. The cancellation fees and asset write-offs reflect the Company's decision to refocus its efforts on providing solutions for the color publishing and multimedia markets. Employee severance costs are related to employees or temporary employees who have been or will be released due to the revised business model. As of December 15, 1995, approximately 157 positions had been eliminated in connection with the new business model. The Company had not spent any cash for this restructuring as of September 30, 1995. As of September 30, 1995, the Company had cash and cash equivalents of $4.8 million. See "Management's Business Recovery Plans" at Note 1 due to the Consolidated Financial Statements. The Company expects to have substantially completed the restructuring by September 1996.

NOTE NINE.  VIDEOFUSION ACQUISITION

The Company acquired VideoFusion, Inc. ("VideoFusion") on September 9, 1994. VideoFusion is a developer of advanced digital video special effects software for Apple Macintosh and compatible computers. The Company acquired VideoFusion in exchange for approximately 890,000 shares of the Company's Common Stock, 205,900 shares of which were issued at the closing of the acquisition. The balance of the shares were to be issued in installments over a period of time contingent on the achievement of certain performance milestones and other factors. In addition, the Company was required to pay up to $1.0 million in cash based upon net revenues derived from future sales of products incorporating VideoFusion's technology. The purchase price for VideoFusion, including closing costs and the issuance of shares of Common Stock valued at $500,000 in connection with the achievement of the first milestone was approximately $2.4 million. This amount was allocated to the assets and liabilities of VideoFusion and resulted in identifiable intangibles of approximately $440,000 and an in-process research and development expense of approximately $2.2 million.
The intangible asset was to be amortized over two years. The Company recognized the charge of approximately $2.7 million for in-process research and development and other costs associated with the acquisition of VideoFusion during the fourth quarter of fiscal 1994.

In May 1995, the Company entered into an agreement with the former holders of VideoFusion stock to settle the contingent stock and earnout payments that were originally contemplated. Pursuant to this agreement, the Company issued approximately 212,000 shares, and paid approximately $200,000, to the former holders of VideoFusion stock. These transactions resulted in additional compensation expense of approximately $3.0 million which was recorded in fiscal 1995.

NOTE TEN.  MERGER WITH SUPERMAC TECHNOLOGIES, INC.

On August 31, 1994, Radius merged with SuperMac in exchange for 6,632,561 shares of Radius' common stock. SuperMac was a designer, manufacturer, and marketer of products that enhanced the power and graphics performance of personal computers. The Merger was accounted for as a pooling of interests, and, accordingly, the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements have been restated to include the results of SuperMac for all periods presented.

Separate results of operations for the periods prior to the Merger are as follows (in thousands):

                                                          Merger-
                                                          Related
                                 Radius    Supermac       Expenses    Adjustment   Combined
                                 ------    --------       --------    ----------   --------
Year ended September 30, 1994
  Net revenues                 $162,922    $164,978       $ (3,095)        $ --    $324,805
  Net loss                      (18,293)    (15,775)       (43,407)          --     (77,475)
Year ended September 30, 1993
  (SuperMac as of December 1993)
  Net revenues                  134,872     202,501             --           --     337,373
  Net loss                      (17,415)     (2,724)            --           --     (20,139)


The merger related expenses reflect the recording of the merger related restructuring and other charges.

Prior to the Merger, SuperMac's fiscal year end was December 31. SuperMac's separate results for fiscal 1994 have been restated to conform with the twelve months ended September 30. The Consolidated Financial Statements for all periods prior to fiscal 1994 have not been restated to adjust SuperMac's fiscal year end to that of Radius. Such periods include Radius' results of operations and balance sheet data on a September 30 fiscal year basis and SuperMac's on a December 31 calendar year basis. Therefore, the results for both the fiscal year ended September 30, 1994 and the results for the fiscal year ended 1993 include the results for SuperMac's three months ended December 31, 1993. Unaudited revenues, cost and expenses, and net loss of SuperMac for the three months ended December 31, 1993 were, $48,478,000, $64,715,000 and $9,914,000, respectively.

The Company incurred substantial costs in connection with the Merger and consolidation of operations. Included in the accompanying consolidated statement of operations for the year ended September 30, 1994 are merger related expenses totaling $43,407,000 consisting primarily of charges for the discontinuance of duplicative product lines and related assets, elimination of duplicative facilities, property and equipment and other assets, and personnel severance costs as well as transaction fees and costs incident to the Merger. See Note 8 of Notes to the Consolidated Financial Statements.

NOTE ELEVEN.  SUBSEQUENT EVENTS

PORTRAIT DISPLAY LABS
On December 19, 1995, the Company signed a series of agreements with Portrait Display Labs, Inc. ("PDL"). The agreements assigned the Company's pivoting technology to PDL and canceled PDL's on-going royalty obligation to the Company under an existing license agreement in exchange for a one-time cash payment. PDL also granted the Company a limited license back to the pivoting technology. Under these agreements, PDL settled its outstanding receivable to the Company by paying the Company $500,000 in cash and issuing to the Company 214,286 shares of PDL's Common Stock. See
Note 1 to the Consolidated Financial Statements.

DISPLAY TECHNOLOGIES ELECTROHOME INC.
On December 21, 1995, the Company signed a Business Purchase Agreement and an Asset Purchase and License Agreement with Display Technologies Electrohome Inc. ("DTE"). Pursuant to the agreements and subject to certain closing conditions, DTE will purchase Radius' monochrome display monitor business and certain assets related thereto, for approximately $200,000 in cash and cancellation of $2.5 million of the Company's indebtedness to DTE. In addition, DTE and Radius will cancel outstanding contracts relating to DTE's manufacture and sale of monochrome display monitors to Radius.

COLOR SERVER GROUP
On December 23, 1995, the Company signed a definitive agreement pursuant to which the Company will sell its Color Server business to Splash
Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. (the "Parent"), a corporation formed by various investment entities associated with Summit Partners. The Company will receive approximately $21,945,175 in cash (subject to certain post-closing adjustments) and 4,282 shares of the Parent's 6% Series B Redeemable and Convertible Preferred Stock (the " Series B Preferred Stock"). The shares of Series B Preferred Stock will be convertible by the Company at any time into 19.9% of the Parent's common stock outstanding as of the closing of the transaction. The shares of Series B Preferred Stock also will be redeemable by the Parent at any time, and will be subject to mandatory redemption beginning on the sixth anniversary of issuance, in each case at a redemption price of $1,000 per share plus accrued dividends. The transaction is expected to close in January 1996. Under the Inventory and Working Capital Agreement, as recently amended, with IBM Credit Corp., the Company is required to pay all of the net proceeds of the Color Server business transaction to IBM Credit Corp. in order to reduce the Company's outstanding indebtedness under that agreement.

IBM CREDIT CORP.
On December 14, 1995, the Company and IBM Credit Corp. ("ICC") amended the Inventory and Working Capital Financing Agreement (the "ICC Agreement") entered into by the Company and ICC on February 17, 1995 and subsequently revised in September 1995 to fund the manufacturing of the Company's MacOS compatible systems products. See Note 2 to the Consolidated Financial Statements. Under the amendment, ICC waived the Company's failure to comply with all of its contractual obligations and financial covenants under the ICC Agreement. The ICC Amendment, among other things, also provides that until March 31, 1996 ICC will extend advances to the Company in an amount up to 90% of the Company's collections and fund the Company's payroll in the event that collections are insufficient to permit the advances needed for this purpose. Such advances and payroll funding, however, may be suspended by ICC (i) immediately following a material default of the ICC Amendment, and (ii) following thirty (30) days notice in the event of any default of the ICC Agreement. The ICC Amendment also requires the Company to pay all of the net proceeds of the Color Server Group transaction to ICC to reduce the Company's outstanding indebtedness under the ICC Agreement.


1995 STOCK OPTION PLAN
On December 20, 1995, the Company's Board of Directors adopted the 1995 Stock Option Plan to replace the 1986 Stock Option Plan that expires in 1996, and reserved 850,000 shares (plus all unissued and unexercised shares available under the existing 1986 Stock Option Plan) for issuance thereunder. The 1995 Stock Option Plan is subject to shareholder approval. See Note 4 to the Consolidated Financial Statements.

      SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)


                                Balance at      Charged to        Charged                   Balance
                                 beginning       costs and       to other                 at end of
Description                      of period        expenses       accounts  Deductions(1)     period
-----------                     ----------      ----------       --------  ------------   ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended September 30,
1993 (2)                         $1,825            $1,272            $0        $975         $2,122

Year ended September 30,
1994                             $2,018 (2)        $1,283            $0        $753         $2,548

Year ended September 30,
1995                             $2,548            $6,837            $0        $883         $8,502
_____________________________

(1) Uncollectable accounts written off.

(2) The Consolidated Financial Statements for fiscal 1993 have not been restated for the change in fiscal year.This period includes Radius' results of operations and balance sheet data on a September 30 fiscal year basisand SuperMac's on a December 31 calendar year basis.

                                  EXHIBIT INDEX


Exhibit
Number                              Title
-------                             -----

2.06 First Amendment to Agreement and Plan of Reorganization between Radius Inc. and Video Fusion, Inc. dated August 25, 1994

2.07 Second Amendment to Agreement and Plan of Reorganization between Radius Inc. and VideoFusion, Inc. dated September 6, 1994.

2.08 Third Amendment to Agreement and Plan of Reorganization between Radius Inc. and VideoFusion, Inc. dated May 10, 1995

10.01   *   C  Registrant's 401(k) Savings and Investment Plan Loan Policy

10.02   *      Registrant's 1995 Stock Option Plan.

10.03   *      Form of Stock Option Agreement and Exercise Request as currently in effect under 1995 Stock Option Plan.

10.08       C  Acknowledgement, Waiver and Amendment to Radius Inc. Inventory
               and Working Capital Financing Agreement by and between Radius Inc. and International Business Machines Credit Corporation dated December 14, 1995.

11.01          Computation of per share earnings

21.01          List of Registrant's subsidiaries

23.01          Consent of Ernst & Young, LLP, Independent Auditors

27             Financial Data Schedule