Form 10-Q
period 1995-12-31
RADIUS INC
filed 1996-02-14
CIK 805574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 1995.

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13(D) OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO          .
                                                         ---------    ---------

                         COMMISSION FILE NUMBER: 0-18690

                                   RADIUS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                        68-0101300
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)

                             215 MOFFETT PARK DRIVE
                               SUNNYVALE, CA 94089
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (408) 541-6100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                       ----------------------------------


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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON FEBRUARY 10, 1996 WAS 17,401,611.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This report consists of 20 sequentially numbered pages. The exhibit index on this report is located on sequentially numbered page 19.

                                   RADIUS INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE

------------------------------                                              ----

Item 1.   Financial Statements

             Consolidated Balance Sheets at December 31, 1995 and
             September 30, 1995                                               3

             Consolidated Statements of Operations for the Three Months
             Ended December 31, 1995 and 1994                                 4

             Consolidated Statements of Cash Flows for the Three Months
             Ended December 31, 1995 and 1994                                 5

             Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            8


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                   17

Item 5.   Other Information                                                   17

Item 6.   Exhibits and Reports on Form 8-K                                    18


SIGNATURES                                                                    18
----------

PART 1.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   RADIUS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                 DECEMBER 31,   SEPTEMBER 30,
                                                                    1995          1995 (1)
                                                                 ------------   -------------
                                                                 (unaudited)
ASSETS:
Current assets:
 Cash                                                              $  6,990       $  4,760
 Accounts receivable, net                                            25,308         61,644
 Inventories                                                         12,564         15,071
 Prepaid expenses and other current assets                           12,091          2,336
 Income tax receivable                                                  517            519
                                                                   --------       --------
       Total current assets                                          57,470         84,330
Property and equipment, net                                           2,572          3,031
Deposits and other assets                                               512            517
                                                                   --------       --------
                                                                   $ 60,554       $ 87,878
                                                                   --------       --------
                                                                   --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY (Net capital deficiency)
Current liabilities:
 Accounts payable                                                   $42,886        $73,098
 Accrued payroll and related expenses                                 6,083          5,815
 Accrued warranty costs                                               2,510          3,170
 Other accrued liabilities                                           11,231         11,920
 Accrued income taxes                                                 1,636          1,665
 Accrued restructuring and other charges                             16,980         17,013
 Short-term borrowings                                               43,795         29,489
 Obligation under capital leases - current portion                    1,524          1,494
                                                                   --------       --------
      Total current liabilities                                     126,645        143,664

Obligations under capital leases - noncurrent portion                   831          1,331

Commitments and contingencies

Shareholders' equity: (Net capital deficiency)
 Common stock                                                       117,127        113,791
 Common stock to be issued                                            8,695         12,022
 Accumulated deficit                                               (192,776)      (182,993)
 Accumulated translation adjustment                                      32             63
                                                                   --------       --------
      Total shareholders' equity (Net capital deficiency)           (66,922)       (57,117)
                                                                   --------       --------
                                                                    $60,554        $87,878
                                                                   --------       --------
                                                                   --------       --------


(1) The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   RADIUS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)



                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                           ------------------

                                                           1995          1994
                                                           ----          ----
Net sales                                                 $32,652       $79,235
Cost of sales                                              28,607        56,758
                                                          -------       -------
         Gross profit                                       4,045        22,477
                                                          -------       -------
Operating expenses:
 Research and development                                   3,630         4,118
 Selling, general and administrative                        9,961        15,882
                                                          -------       -------
         Total operating expenses                          13,591        20,000
                                                          -------       -------

Income (loss) from operations                              (9,546)        2,477

Other expense                                                 (46)         (920)
Settlement of litigation                                        -       (12,422)
                                                          -------       -------
Loss before income taxes                                   (9,592)      (10,865)

Provision for income taxes                                    191           156
                                                          -------       -------

Net loss                                                  $(9,783)     $(11,021)
                                                          -------       -------
                                                          -------       -------
Loss per share:

Net loss per share                                        $ (0.57)      $ (0.78)
                                                          -------       -------
                                                          -------       -------

Common and common equivalent shares used                   17,248        14,215
 in computing net loss per share                          -------       -------
                                                          -------       -------


                             See accompanying notes.

                                   RADIUS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (in thousands, unaudited)

                                                                     THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995          1994
                                                                  ----------     ----------
Cash flows from operating activities:
 Net loss                                                         $  (9,783)     $ (11,021)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                         654            688
  Common stock to be issued                                               -         12,022
  (Increase) decrease in assets:
    Accounts receivable                                              36,352         (1,425)
    Allowance for doubtful accounts                                     (47)           283
    Inventories                                                       2,507        (10,620)
    Prepaid expenses and other current assets                        (9,755)           (16)
    Income tax receivable                                                 2              -
    Deferred income taxes                                                 -              -
  Increase (decrease) in liabilities:
    Accounts payable                                                (30,212)         8,894
    Accrued payroll and related expenses                                268            499
    Accrued warranty costs                                             (660)            15
    Other accrued liabilities                                          (689)         3,748
    Accrued restructuring costs                                         (33)        (7,165)
    Accrued income taxes                                                (29)           103
                                                                  ---------      ---------
     Net cash used in operating activities                          (11,425)        (3,995)

Cash flows from investing activities:
 Capital expenditures                                                  (195)          (955)
 Deposits and other assets                                                5           (270)
                                                                  ---------      ---------
     Net cash used in investing activities                             (190)        (1,225)

Cash flows from financing activities:
 Principal borrowings(payments) of short-term borrowings, net        14,306            (17)
 Principal payments of long-term debt and capital leases               (470)          (604)
 Issuance of common stock                                                 9            299
                                                                  ---------      ---------
     Net cash provided by (used in) financing activities             13,845           (322)
                                                                  ---------      ---------
Net increase (decrease) in cash and cash equivalents                  2,230         (5,542)
Cash and cash equivalents, beginning of period                        4,760         15,997
                                                                  ---------      ---------
Cash and cash equivalents, end of period                          $   6,990      $  10,455
                                                                  ---------      ---------
                                                                  ---------      ---------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest paid                                                   $     934      $     389
                                                                  ---------      ---------
                                                                  ---------      ---------
  Income taxes paid                                               $     218      $       -
                                                                  ---------      ---------
                                                                  ---------      ---------


                             See accompanying notes.

                                   RADIUS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Radius Inc. ("Radius") as of December 31, 1995 and for the three months ended December 31, 1995 and 1994 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

During the first quarter of its 1995 fiscal year, the Company changed its fiscal year end from the Sunday closest to September 30 to the Friday closest to September 30. During the second quarter of its 1995 fiscal year, the Company changed its fiscal year end to the Saturday closest to September 30 for operational efficiency purposes. For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

NOTE 2.  INVENTORIES

Inventories, stated at the lower of cost or market, consist of (in thousands):

                                              DECEMBER 31,   SEPTEMBER 30,
                                                 1995            1995
                                              ------------   -------------
                                              (unaudited)
          Raw materials                        $  1,927         $  1,559
          Work in process                         1,107            2,258
          Finished goods                          9,530           11,254
                                               --------         --------
                                               $ 12,564         $ 15,071
                                               --------         --------
                                               --------         --------

NOTE 3.  COMMITMENTS AND CONTINGENCIES

(a) In November 1995, Electronics for Imaging, Inc. ("EFI") filed a suit in the United States District Court in the Northern District of California alleging that the Company infringes a patent allegedly owned by EFI. Although the complaint does not specify which of the Company's products allegedly infringe the patent, subsequent pleading indicates that EFI alleges that the Company's Color Server products allegedly infringe. As of December 31, 1995, the Company's Color Server products were material to its business. In January 1996, the Company completed its divestiture of the Color Server Group. The Company has certain indemnification obligations relating to this litigation. See Item 5 Other Information - Color Server Group Divestiture.

The Company has filed an answer denying all material allegations, and has filed amended counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI has filed a motion to dismiss or sever the Company's amended counterclaims. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it may have indemnification rights with respect to EFI's claims. In the opinion of management, based on the facts known at this time, the eventual outcome of this case is unlikely to have a material adverse effect on the results of operations or financial position of the Company.

(b) The Company was named as one of approximately 42 defendants in Shapiro et al. v. ADI Systems, Inc. et al., Superior Court of California, Santa Clara County, case no. CV751685, filed August 14, 1995. Radius was named as one of approximately 32 defendants in Maizes & Maizes et al. v. Apple Computer et al., Superior Court of New Jersey, Essex County, case no. L-13780-95, filed December 15, 1995. Plaintiffs in each case purport to represent alleged classes of similarly situated persons and/or the general public, and allege that the defendants falsely advertise that the viewing areas of their computer monitors are larger than in fact they are.

The Company was served with the Shapiro complaint on August 22, 1995, and was served with the Maizes complaint on January 5, 1996. Defendants' petition to the California State Judicial Council to coordinate the Shapiro case with similar cases brought in other California jurisdictions was granted in part and it is anticipated that the coordinated proceedings will be held in Superior Court of California, San Francisco County. Discovery proceedings have not yet begun in either case. In the opinion of management, based on the facts known at this time, the eventual outcome of these cases is unlikely to have a material adverse effect on the results of operations or financial position of the Company.


NOTE 4.  BUSINESS DIVESTITURES

COLOR SERVER GROUP DIVESTITURE
In December 1995, the Company signed a definitive agreement pursuant to which the Company will sell its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. (the "Parent"), a corporation formed by various investment entities associated with Summit Partners. The Company will receive approximately $21,945,175 in cash (subject to certain post-closing adjustments) and 4,282 shares of the Parent's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock will be convertible by the Company at any time into approximately 19.9% of the Parent's common stock outstanding as of the closing of the transaction. The shares of Series B Preferred Stock also will be redeemable by the Parent at any time, and will be subject to mandatory redemption beginning on the sixth anniversary of issuance, in each case at a redemption price of $1,000 per share plus accrued dividends. The transaction, as subsequently amended, closed in January 1996.
The Company retains certain indemnification obligations in connection with the patent lawsuit brought by Electronics for Imaging, Inc. See Item 1 "Legal Proceedings". The net proceeds of the Color Server Group transaction were paid to Silicon Valley Bank ("SVB"), in order to repay the Company's indebtedness to SVB, and to IBM Credit Corp. ("ICC"), in order to reduce the Company's outstanding indebtedness to ICC.

PORTRAIT DISPLAY LABS
In December 1995, the Company signed a series of agreements with Portrait Display Labs, Inc. ("PDL"). The agreements assigned the Company's pivoting technology to PDL and canceled PDL's on-going royalty obligation to the Company under an existing license agreement in exchange for a one-time cash payment. PDL also granted the Company a limited license back to the pivoting technology. Under these agreements, PDL also settled its outstanding receivable to the Company by paying the Company $500,000 in cash and issuing to the Company 214,286 shares of PDL's Common Stock. These transactions closed in January 1996.

DISPLAY TECHNOLOGIES ELECTROHOME INC.
In December 1995, the Company signed a Business Purchase Agreement and an Asset Purchase and License Agreement with Display Technologies Electrohome Inc. ("DTE"). Pursuant to the agreements, DTE purchased Radius' monochrome display monitor business and certain assets related thereto, for approximately $200,000 in cash and cancellation of $2.5 million of the Company's indebtedness to DTE. In addition, DTE and Radius canceled outstanding contracts relating to DTE's manufacture and sale of monochrome display monitors to Radius.

UMAX DATA SYSTEMS, INC.
In January 1996, the Company signed a definitive agreement pursuant to which the Company will sell its MacOS compatible systems business to UMAX Computer Corporation ("UCC"), a company formed by UMAX Data Systems, Inc. ("UMAX"). The Company will receive approximately $2,250,000 in cash and debt relief, and 1,492,500 shares of UCC's Common Stock, representing approximately 19.9% of UCC's then outstanding shares of Common Stock. After the closing, the Company has a right to receive royalties based on UCC's net revenues related to the MacOS compatible systems business. The closing of this transaction is subject to certain conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

All assumptions, anticipations, and expectations contained herein are forward-looking statements that involve uncertainty and risk. Actual results could differ materially from those projected in such forward-looking statements. Each forward-looking statement should be read in conjunction with the entire consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report, with the information contained in Item 2, including, but not limited to, Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results, and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, including, but not limited to, Management's Discussion and Analysis of Financial Condition -- Certain Factors That May Affect the Company's Future Results of Operations, and Business Divestitures.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).


                                             THREE MONTHS ENDED DECEMBER 31,
                                             -------------------------------

                                                  1995           1994
                                                 ------         ------
     Net sales                                    100.0%         100.0%
     Cost of sales                                 87.6           71.6
                                                  -----          -----
       Gross profit                                12.4           28.4
                                                  -----          -----
     Operating expenses:
       Research and development                    11.1            5.2
       Selling, general and administrative         30.5           20.0
                                                  -----          -----
         Total operating expenses                  41.6           25.2
                                                  -----          -----
     Income (loss) from operations                (29.2)           3.1
     Other expense                                 (0.1)          (1.2)
     Settlement of litigation                         -          (15.7)
                                                  -----          -----
     Loss before income taxes                     (29.4)         (13.7)

     Provision for income taxes                     0.6            0.2
                                                  -----          -----
     Net loss                                     (30.0)%        (13.9)%
                                                  -----          -----
                                                  -----          -----

NET SALES

The Company's net sales decreased 58.8% to $32.7 million in the first quarter of fiscal 1996 from $79.2 million for the same quarter in fiscal 1995. This decline was primarily due to the Company's efforts to refocus its business which included exiting markets for high-volume low-margin displays and reduced sales of the Company's video products caused by Apple's shift from Nubus to PCI Bus computers. The Company anticipates lower revenue from its video product line in the future, at least until the Company introduces new products now under development including those which function on PCI Bus computers. These declines were partially offset by an increase in net sales from the Company's color server products. As a result of the sale by the Company of its Color Server Group (as described more fully in the Company's Annual Report on Form 10-K, Management's Discussion and Analysis of Financial Condition -- "Certain Factors That May Affect the Company's Future Results of Operations, and Business Divestitures," and below in Item 5 "Other Information"), revenue from the Company's color server products will not continue. Net sales of the Company's graphics cards was essentially unchanged despite the transition from Nubus to PCI Bus.

One customer, Ingram Mirco, accounted for 37.5% and 10% of the Company's net sales for the first quarter of fiscal 1996 and 1995, respectively.

The Company's export sales increased to 63.4% of net sales in first quarter of fiscal 1996 from 29.2% of net sales in the same quarter of fiscal 1995 primarily due to increased sales in the Asia-Pacific sales region combined with decreased sales in the North America sales region. The Company anticipates a continued significant percentage of net sales will be attributable to the Asia-Pacific sales region even after the divestiture of the Company's Color Server Group. Export sales are subject to the normal risks associated with doing business in foreign countries such as currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, export controls and other government regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. The Company hedges substantially all of its trade receivables denominated in foreign currency through the use of foreign currency forward exchange contracts. Gains and losses associated with currency rate changes on forward contracts are recognized in the Company's consolidated statements of operations and were not material in the first quarter of fiscal 1996 or 1995.

GROSS PROFIT

The Company's gross profit margin was 12.4% and 28.4% for the first quarters of fiscal 1996 and 1995, respectively. The decline in gross margin was primarily due to pricing pressure and greater competition in PCI Bus products than in Nubus products, and price declines on lower margin displays related to the Company's exit from that business.

The Company anticipates continued price reductions and margin pressure within its industry. The Company is responding to these trends by focusing on higher margin products, taking further steps to reduce product costs and controlling expenses. There can be no assurance that the Company's gross margins will recover or remain at current levels.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $3.6 million or 11.1% of net sales in the first quarter of fiscal 1996 from $4.1 million or 5.2% of net sales in the same quarter of fiscal 1995. The Company decreased its research and development expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business. The increase in research and development expenses expressed as a percentage of net sales was primarily attributed to the decrease in net sales and the Company's refocusing on higher-end products, rather than high-volume lower-margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $10.0 million or 30.5% of net sales in the first quarter of fiscal 1996 from $15.9 million or 20.0% of net sales in the same quarter of fiscal 1995. The Company decreased its selling, general and administrative expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business. The increase in selling, general and administrative expenses expressed as a percentage of net sales was primarily attributed to the decrease in net sales and the Company's refocusing on higher-end products, rather than high-volume lower-margin products.

RESTRUCTURING, MERGER AND OTHER CHARGES

During fiscal 1994 and 1995, two restructuring and other charges were recorded.

RADIUS FISCAL 1994 MERGER RELATED RESTRUCTURING AND OTHER CHARGES
In the fourth quarter of fiscal 1994, the Company recorded charges of $43.4 million in connection with the Merger of Radius and SuperMac. These charges include the discontinuance of duplicative product lines and related assets; elimination of duplicative facilities, property and equipment and other assets; and personnel severance costs as well as transaction fees and costs incidental to the merger. The charges (in thousands) are included in: net sales ($3,095); cost of sales ($25,270); research and development ($4,331); and selling, general and administrative expenses ($10,711). The elements of the total charge as of December 31, 1995 are as follows (in thousands):

                                                                      Representing
                                                       ---------------------------------------------
                                                                                        Cash Outlays
                                                                            ------------------------
                                                                 Asset
                                              Provision    Write-Downs      Completed         Future
Adjust inventory levels                         $22,296        $19,200        $ 3,096        $     -
Excess facilities                                 2,790            400          2,239            151
Revision of the operations business model         9,061          7,078          1,268            715
Employee severance                                6,311              -          6,311              -
Merger related costs                              2,949              -          2,949              -
                                                -------        -------        -------        -------
Total charges                                   $43,407        $26,678        $15,863        $   866

The adjustment of inventory levels reflects the discontinuance of duplicative product lines. The provision for excess facility costs represents the write-off of leaseholds and sublease costs of Radius' previous headquarters, the consolidation into one main headquarters and the consolidation of sales offices. The revision of the operations business model reflects the reorganization of the combined Company's manufacturing operations to mirror Radius' manufacturing reorganization in 1993. This reorganization was designed to outsource a number of functions that previously were performed internally, reduce product costs through increased efficiencies and lower overhead, and focus the Company on a limited number of products. Employee severance costs are related to employees or temporary employees who were released due to the revised business model. Approximately 250 employees were terminated in connection with the Merger. The provision for merger related costs is for the costs associated with the Merger
transaction, such as legal, investment banking and accounting fees.   The
Company has spent $15.9 million of cash for restructuring through December 31, 1995. The Company expects to have substantially completed the restructuring by September 1996. During fiscal 1995, approximately $2.1 million of merger related restructuring reserves were reversed and recorded as an expense reduction due to changes in estimated requirements.


RADIUS FISCAL 1995 RESTRUCTURING AND OTHER CHARGES
In September 1995, Radius recorded charges of $57.9 million in connection with the Company's efforts to restructure its operations by refocusing its business on the color publishing and multimedia markets. The charges primarily included a writedown of inventory and other assets. Additionally, the charges included expenses related to the cancellation of open purchase orders, excess facilities and employee severance. The Company continues to record charges relating to its restructuring during the quarter ended December 31, 1995, and the charges included expenses related to employee severance of $448,000. The Charges (in thousands) are included in cost of sales ($47,004), and selling, general and administrative expense ($10,861). The elements of the total charge as of December 31, 1995 are as follows (in thousands):

                                                              Representing
                                                  ---------------------------------------------
                                                                               Cash Outlays
                                                                               ------------
                                                            Asset
                                         Provision    Write-Downs      Completed         Future
Adjust inventory levels                  $  33,138      $  32,300       $      -      $     838
Excess facilities                            2,004            404              -          1,600
Cancellation fees and asset write-offs      19,061          5,196              -         13,865
Employee severance                           3,662              -            448          3,214
                                         ---------      ---------       --------      ---------
Total charges                            $  57,865      $  37,900       $    448      $  19,517

The adjustment of inventory levels reflects the discontinuance of several product lines. The provision for excess facility costs represent the write-off of leasehold improvements and the costs associated with anticipated reductions in facilities. The cancellation fees and asset write-offs reflect the Company's decision to refocus its efforts on providing solutions for the color publishing and multimedia markets. Employee severance costs are related to employees or temporary employees who have been or will be released due to the restructuring. During the quarter ended December 31, 1995, approximately 200 positions had been eliminated in connection with the restructuring. The Company had spent approximately $448,000 of cash for this restructuring during the quarter ended December 31, 1995. As of December 31, 1995, the Company had cash of $7.0 million. See the Company's Annual Report on Form 10-K, and "Management's Business Recovery Plans" at Note 1 to the Consolidated Financial Statements contained therein. The Company expects to have substantially completed the restructuring by September 1996.

LITIGATION SETTLEMENT

In September 1992, the Company and certain of its officers and directors were named as defendants in a securities class action litigation brought in the United States District Court for the Northern District of California that sought unspecified damages, prejudgment and post judgment interest, attorneys' fees, expert witness fees and costs, and equitable relief. In July 1994, SuperMac Technology, Inc. ("SuperMac") and certain of its officers and directors, several venture capital firms and several of the underwriters of SuperMac's May 1992 initial public offering and its February 1993 secondary offering were named as defendants in a class action litigation brought in the same court that sought unspecified damages, prejudgment and post judgment interest, attorneys' fees, experts' fees and costs, and equitable relief (including the imposition of a constructive trust on the proceeds of defendants' trading activities).

In June 1995, the Court approved the settlement of both litigations and entered a Final Judgment and Order of Dismissal. Under the settlement of the litigation brought in 1992 against the Company, the Company's insurance carrier paid $3.7 million in cash and the Company is to issue a total of 128,695 shares of its Common Stock to a class action settlement fund. In the settlement of the litigation brought in 1994 against SuperMac, the Company paid $250,000 in cash and is to issue into a class action settlement fund a total of 707,609 shares of its Common Stock. The number of shares to be issued by the Company will increase by up to 100,000 if the price of the Company's Common Stock is below $12 per share during the 60-day period following the initial issuance of shares.
 In connection with these settlements, the financial statements for the first quarter of fiscal 1995 included a charge to other income of $12.4 million, reflecting settlement costs not covered by insurance as well as related legal fees, resulting in a reduction in net income from $1.4 million to a net loss of $11.0 million or $0.78 per share for the quarter.

The settlements will result in dilution to existing shareholders of the Company ranging from 4.8% to 5.4% depending on the number of shares of Radius Common Stock issued. The Company had 17,401,094 weighted average common shares outstanding as of December 31, 1995. As of December 31, 1995, the Company had issued 259,130 shares of its Common Stock due to the settlements. The Company anticipates that the remainder will be issued prior to June 30, 1996. See Note 3 of Notes to Consolidated Financial Statements contained herein.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision of $191,000 for the first quarter of fiscal 1996 as compared to a provision for taxes for the first quarter of fiscal 1995 of $156,000. The tax provision is primarily comprised of foreign taxes.

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

FINANCIAL CONDITION

The Company's cash increased approximately $2.2 million in the first quarter of fiscal 1996 to $7.0 million at December 31, 1995 as compared to the ending balance at September 30, 1995. This increase was primarily due to the revised terms of the Inventory and Working Capital Agreement, as recently amended, with IBM Credit Corp. Approximately $0.9 million of the $7.0 million of cash and cash equivalents available at December 31, 1995 was restricted under various letters of credit.

At December 31, 1995, the Company's principal sources of liquidity included approximately $30.0 million in inventory and working capital financing (and an additional $20.0 million provided to finance the manufacturing of the Company's MacOS compatible computers) under an agreement with IBM Credit Corporation (the "ICC Agreement"), all of which was fully utilized. At December 31, 1995, approximately $40.1 million was outstanding to IBM Credit Corp., which was subsequently reduced by approximately $16.6 million in connection with the sale of the Company's Color Server Group to

Splash Merger Company, Inc. and the sale of the Company's pivoting technology to Portrait Display Labs, Inc. in the first calendar quarter of 1996.

In addition, at December 31, 1995, the Company had a $5.0 million credit arrangement with Silicon Valley Bank ("SVB") which was partially utilized as of that date. Additionally, the Company's Japanese subsidiary has a revolving line of credit with a bank in Japan under which $3.0 million has been utilized as of December 31, 1995.

As of December 31, 1995, IBM Credit Corp. had waived defaults of the Company with respect to its contractual obligations and financial covenants under the ICC Agreement, pursuant to an amendment to the ICC Agreement executed in December 1995 (the "ICC Amendment") which expires March 31, 1995. The ICC Amendment, among other things, also provides that IBM Credit Corp. will extend advances to the Company in an amount up to 90% of the Company's collections and fund the Company's payroll in the event that collections are insufficient to permit the advances needed for this purpose. Such advances and payroll funding, however, may be suspended by IBM Credit Corp. (i) immediately following a default of the ICC Amendment, and (ii) following thirty days notice in the event of any default of the underlying ICC Agreement. In the first calendar quarter of 1996, the Company was not in compliance with all its contractual obligations and financial covenants under its credit arrangement with ICC.

As of December 31, 1995, the Company was not in compliance with all of its contractual obligations and financial covenants under its credit arrangement with SVB. As of December 31, 1995 approximately $700,000 was outstanding under this credit arrangement, all of which the Company repaid SVB during the first calendar quarter of 1996 from the proceeds of the sale of the Company's Color Server Group.

The Company's limited cash resources have restricted the Company's ability to purchase inventory, which in turn has limited its ability to manufacture and sell products and has resulted in additional costs for expedited deliveries.
The Company also is delinquent in its accounts payable as payments to vendors are not being made in accordance with vendor terms. Several vendors have initiated legal action to collect allegedly delinquent accounts and at least two vendors have threatened the Company with institution of insolvency and/or bankruptcy proceedings. The adverse effect on the Company's results of operations due to its limited cash resources can be expected to continue until such time as the Company is able to return to profitability, or generate additional cash from other sources. There can be no assurance that the Company will be able to do so.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

NET CAPITAL DEFICIENCY; CREDITOR DEMANDS AND LITIGATION
As of December 31, 1995, the Company had total assets of approximately $60.6 million and total current liabilities of approximately $126.6 million. The Company is delinquent in its accounts payable as payments to certain vendors are not being made in accordance with vendor terms. In addition to the matters discussed in Part II below under "Item 1. Legal Proceedings," several vendors have initiated legal action to collect allegedly delinquent accounts. At least two vendors have orally threatened the Company with initiation of insolvency or bankruptcy proceedings.

The Company has initiated the process of establishing a creditors' committee in an effort to work toward resolving the capital deficiency and creditor litigation issues outside of formal insolvency or bankruptcy proceedings. The Company anticipates formally proposing a plan under which unsecured creditors' claims will be exchanged for equity in the Company and/or in certain businesses or holdings of the Company.

The Company has incurred and expects to continue to incur significant legal expense in responding to creditor demands, litigation, and the workout process. There can be no assurance that the Company will be able to reach accommodation with its secured creditors and its unsecured creditors outside of bankruptcy, or that the terms of any accommodation reached will not dilute shareholder value or adversely affect the Company's result of operations. There can be no assurance that the Company will not be placed into an involuntary bankruptcy by its creditors, or that, if bankruptcy proceedings are initiated, they will not result in the liquidation of the Company or will not otherwise materially and adversely affect the Company's result of operations.

Absent reaching an agreement with its creditors, the Company will require additional funding to repay its accounts payable and other indebtedness, in addition to funding its operating and product development activities. The company is investigating possible financing alternatives, although there can be no assurance that additional financing will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results of operations.

CONTINUING OPERATING LOSSES
The Company experienced net operating losses in the fiscal quarter ended December 31, 1995, and in each of the fiscal years ended September 30, 1993, 1994 and 1995. The Company's ability to continue operations will depend, initially, upon the Company's success in negotiating accommodations with creditors; assuming such accommodations are reached, the Company's ability to achieve and sustain profitable operations will depend upon a number of other factors, including the Company's ability to control costs; to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; the continual commercial acceptance of Apple computers and the rate and mix of Apple computers and related products sold; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; and other factors. The Company has faced and expects to continue to face increased competition in graphic cards as a result of Apple's transition of its product line to the PCI Bus. In addition, the Company anticipates significantly lower revenue and gross profit from its digital video products primarily due to lower than anticipated sell through rates for Radius Telecast and the delayed debut of PCI Bus compatible video products. For these and other reasons, there can be no assurance that the Company will be able to achieve profitability in the near term.

FLUCTUATIONS IN OPERATING RESULTS
The Company has experienced substantial fluctuations in operating results. The Company's customers generally order on an as-needed basis, and the Company has historically operated with relatively small backlogs. Quarterly sales and operating results depend heavily on the volume and timing of bookings received during the quarter, which are difficult to forecast. A substantial portion of the Company's revenues are derived from sales made late in each quarter, which increases the difficulty in forecasting sales accurately. Recently, shortages of available cash have delayed the Company's receipt of products from suppliers and increased shipping and other costs. The Company recognizes sales upon shipment of product, and allowances are recorded for estimated uncollectable amounts, returns, credits and similar costs, including product warranties and price protection. Due to the inherent uncertainty of such estimates, there can be no assurance that the Company's forecasts regarding bookings, collections, rates of return, credits and related matters will be accurate. A significant portion of the operating expenses of the Company are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts which, as indicated above, are uncertain. Any inability on the part of the Company to adjust spending quickly enough to compensate for any failure to meet sales forecasts or to receive anticipated collections, or any unexpected increase in product returns or other costs, could also have an adverse impact on the Company's operating results.

DEPENDENCE ON AND COMPETITION WITH APPLE
Historically, substantially all of the Company's products have been designed for and sold to users of Apple personal computers, and it is expected that sales of products for such computers will continue to represent substantially all of the net sales of the Company for the foreseeable future. The Company's operating results would be adversely affected if Apple should lose market share, if Macintosh sales were to decline or if other developments were to adversely affect Apple's business.
Furthermore, any difficulty that may be experienced by Apple in the development, manufacturing, marketing or sale of its computers, or other disruptions to, or uncertainty in the market regarding, Apple's business, resulting from these or other factors could result in reduced demand for Apple computers, which in turn could materially and adversely affect sales of the Company's products. As software applications for the color publishing and multimedia markets become more available on platforms other than Macintosh, it is likely that these other platforms will continue to gain acceptance in these markets. For example, recently introduced versions of the Windows operating environment support high performance graphics and video applications similar to those offered on the Macintosh. There is a risk that this trend will reduce the support given to Macintosh products by third party developers and could substantially reduce demand for Macintosh products and peripherals over the long term.

A number of the Company's products compete with products marketed by Apple. As a competitor of the Company, Apple could in the future take steps to hinder the Company's development of compatible products and slow sales of the Company's products.
The Company's business is based in part on supplying products that meet the needs of high-end customers that are not fully met by Apple's products. As Apple improves its products or bundles additional hardware or software into its computers, it reduces the market for Radius products that provide those capabilities. For example, the Company believes that the on-board performance capabilities included in Macintosh Power PC products have reduced and continue to reduce overall sales for the Company's graphics cards. In the past, the Company has developed new products as Apple's progress has rendered existing Company products obsolete. However, in light of the Company's current financial condition there can be no assurance that the Company will continue to develop new products on a timely basis or that any such products will be successful. In order to develop products for the Macintosh on a timely basis, the Company depends upon access to advance information concerning new Macintosh products. A decision by Apple to cease sharing advance product information with the Company would adversely affect the Company's business.

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

COMPETITION
The markets for the Company's products are highly competitive, and the Company expects competition to intensify. Many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company believes that its ability to compete will depend on a number of factors, including the amount of financial resources available to the Company, whether the Company can reach an accommodation with its creditors, success and timing of new product developments by the Company and its competitors, product performance, price and quality, breadth of distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. In addition, the introduction of lower priced competitive products could result in price reductions that would adversely affect the Company's results of operations.

DEPENDENCE ON SUPPLIERS
The Company outsources the manufacturing and assembly of its products to third party suppliers. Although the Company uses a number of manufacturer/assemblers, each of its products is manufactured and assembled by a single supplier. The failure of a supplier to ship the quantities of a product ordered by the Company could cause a material disruption in the Company's sales of that product. In the past, the Company has at times experienced substantial delays in its ability to fill customer orders for displays and other products, due to the inability of certain suppliers to meet their volume and schedule requirements and, more recently, due to the Company's shortages in available cash. Such shortages have caused some suppliers to put the Company on a cash basis, and there is a risk that suppliers will discontinue their relationship with the Company. In the past, the Company has been vulnerable to delays in shipments from suppliers because the Company has sought to manage its use of working capital by, among other things, limiting the backlog of inventory it purchases. More recently, this vulnerability has been exacerbated by the Company's shortages in cash reserves. Delays in shipments from suppliers can cause fluctuations in the Company's short term results and contribute to order cancellations. The Company currently has arranged payment terms for certain of its major suppliers such that certain of the Company's major customers pay these suppliers directly for products ordered and shipped.

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

DEPENDENCE ON KEY PERSONNEL
The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, product development and operational personnel and the Company's ability to retain and continue to attract highly skilled personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain qualified employees. The Company has recently made a number of management changes, including the appointment of a new Chief Financial Officer and has had substantial layoffs and other employee departures. If the Company continues to experience financial difficulties, it may become increasingly difficult for it to hire new employees and retain current employees. The Company does not carry any key person life insurance with respect to any of its personnel.

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

VOLATILITY OF STOCK PRICE; DILUTION
The price of the Company's Common Stock has fluctuated widely in the past. Management believes that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions of the personal computer industry in general and changes in the Company's results of operations and financial condition. Stock markets, and stocks of technology companies in particular, have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. Due to the factors referred to herein, the dynamic nature of the Company's industry, general economic conditions and other factors, the Company's future operating results and stock prices may be subject to significant volatility in the future.
Such stock price volatility for the Common Stock has in the past provoked securities litigation, and future volatility could provoke litigation in the future that could divert substantial management resources and have an adverse effect on the Company's results of operations. The Company's Common Stock is listed on the NASDAQ market pursuant to an agreement containing certain financial requirement with which the Company is currently not in compliance. In its attempt to restructure its debt to creditors, the Company may propose exchanging equity in the Company in full or partial satisfaction of creditor claims. Although the Company has no current agreements with respect to the issuance of additional equity securities, the issuance of any additional equity in the Company could exert downward pressure on the price of the Company's Common Stock.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) In November 1995, Electronics for Imaging, Inc. ("EFI") filed a suit in the United States District Court in the Northern District of California alleging that the Company infringes a patent allegedly owned by EFI. Although the complaint does not specify which of the Company's products allegedly infringe the patent, subsequent pleading indicates that EFI alleges that the Company's Color Server products allegedly infringe. As of December 31, 1995, the Company's Color Server products were material to its business. In January 1996, the Company completed its divestiture of the Color Server Group. The Company has certain indemnification obligations relating to this litigation. See Item 5 Other Information - Color Server Group Divestiture.

The Company has filed an answer denying all material allegations, and has filed amended counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI has filed a motion to dismiss or sever the Company's amended counterclaims. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it may have indemnification rights with respect to EFI's claims. In the opinion of management, based on the facts known at this time, the eventual outcome of this case is unlikely to have a material adverse effect on the results of operations or financial position of the Company.

(b) The Company was named as one of approximately 42 defendants in Shapiro et al. v. ADI Systems, Inc. et al., Superior Court of California, Santa Clara County, case no. CV751685, filed August 14, 1995. Radius was named as one of approximately 32 defendants in Maizes & Maizes et al. v. Apple Computer et al., Superior Court of New Jersey, Essex County, case no. L-13780-95, filed December 15, 1995. Plaintiffs in each case purport to represent alleged classes of similarly situated persons and/or the general public, and allege that the defendants falsely advertise that the viewing areas of their computer monitors are larger than in fact they are.

The Company was served with the Shapiro complaint on August 22, 1995, and was served with the Maizes complaint on January 5, 1996. Defendants' petition to the California State Judicial Council to coordinate the Shapiro case with similar cases brought in other California jurisdictions was granted in part and it is anticipated that the coordinated proceedings will be held in Superior Court of California, San Francisco County. Discovery proceedings have not yet begun in either case. In the opinion of management, based on the facts known at this time, the eventual outcome of these cases is unlikely to have a material adverse effect on the results of operations or financial position of the Company.


ITEM 5.  OTHER INFORMATION

COLOR SERVER GROUP DIVESTITURE
In December 1995, the Company signed a definitive agreement pursuant to which the Company will sell its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. (the "Parent"), a corporation formed by various investment entities associated with Summit Partners. The Company will receive approximately $21,945,175 in cash (subject to certain post-closing adjustments) and 4,282 shares of the Parent's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock will be convertible by the Company at any time into approximately 19.9% of the Parent's common stock outstanding as of the closing of the transaction. The shares of Series B Preferred Stock also will be redeemable by the Parent at any time, and will be subject to mandatory redemption beginning on the sixth anniversary of issuance, in each case at a redemption price of $1,000 per share plus accrued dividends. The transaction, as subsequently amended, closed in January 1996. The Company retains certain indemnification obligations in connection with the patent lawsuit brought by

Electronics for Imaging, Inc. See Item 1 "Legal Proceedings". The net proceeds of the Color Server Group transaction were paid to Silicon Valley Bank ("SVB"), in order to repay the Company's indebtedness to SVB, and to IBM Credit Corp. ("ICC"), in order to reduce the Company's outstanding indebtedness to ICC.

PORTRAIT DISPLAY LABS
In December 1995, the Company signed a series of agreements with Portrait Display Labs, Inc. ("PDL"). The agreements assigned the Company's pivoting technology to PDL and canceled PDL's on-going royalty obligation to the Company under an existing license agreement in exchange for a one-time cash payment. PDL also granted the Company a limited license back to the pivoting technology. Under these agreements, PDL also settled its outstanding receivable to the Company by paying the Company $500,000 in cash and issuing to the Company 214,286 shares of PDL's Common Stock. These transactions closed in January 1996.

UMAX DATA SYSTEMS, INC.
In January 1996, the Company signed a definitive agreement pursuant to which the Company will sell its MacOS compatible systems business to UMAX Computer Corporation ("UCC"), a company formed by UMAX Data Systems, Inc. ("UMAX"). The Company will receive approximately $2,250,000 in cash and debt relief, and 1,492,500 shares of UCC's Common Stock, representing approximately 19.9% of UCC's then outstanding shares of Common Stock. After the closing, the Company has a right to receive royalties based on UCC's net revenues related to the MacOS compatible systems business. The closing of this transaction is subject to certain conditions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

See attached exhibit index.

(b)  REPORTS ON FORM 8-K

No report on Form 8-K was filed during the three months ended
December 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 13, 1996         RADIUS INC.


                                       By: /s/ Dennis J. Dunnigan
                                           ____________________________________
                                           Dennis J. Dunnigan
                                           Chief Financial Officer

EXHIBIT INDEX

Exhibit                                                       Sequentially
Number                           Title                        Numbered Page
-------                          -----                        -------------
2.09 Merger Agreement Dated as of December 21, 1995 among Radius Inc., Splash Technology, Inc.,
          Summit Subordinated Debt Fund, L.P., Summit
          Ventures IV, L.P., Summit Investors II, L.P.,
          Splash Technology Holdings, Inc., and Splash
          Merger Company, Inc.

2.10      Amendment No. 1 to Merger Agreement among Radius
          Inc., Splash Technology, Inc., Splash Technology
          Holdings, Inc., Splash Merger Company, Inc.
          et al., dated January 30, 1996.

10.03 B Form of Stock Option Grant as currently in effect under Registrant's 1995 Stock Option Plan.

10.04     Employee Stock Purchase Plan, as amended on July
          20, 1995.

11.01     Computation of per share earnings                       20

                                  EXHIBIT 11.01


COMPUTATION OF NET LOSS PER SHARE
(in thousands, except per share data)

                                             THREE MONTHS ENDED
                                               DECEMBER 31,
                                             1995         1994
                                             -----       -----
Primary:
Average common shares outstanding . . . .   17,248      14,215
Net effect of dilutive stock
  options - based on the modified treasury
  stock method using average
  market price . . . . . . . . . . . . .      --          --
                                            ------      ------
Totals . . . . . . . . . . . . . . . . .    17,248      14,215
Net loss . . . . . . . . . . . . . . . .   $(9,783)   $(11,021)
Per share amount . . . . . . . . . . . .    $(0.57)     $(0.78)


Fully diluted:
Average common shares outstanding  . . .    17,248      14,215
Net effect of dilutive stock
   options - based on the modified
   treasury stock method using
   quarter end market price which
   is greater than average market
   price . . . . . . . . . . . . . . . .      --          --
                                            ------      ------

Totals . . . . . . . . . . . . . . . . .    17,248      14,215
                                            ------      ------
                                            ------      ------
Net loss . . . . . . . . . . . . . . . .   $(9,783)   $(11,021)
                                            ------      ------
                                            ------      ------
Per share amount* . . . . . . . . . . .     $(0.57)     $(0.78)

* The primary net loss per share is shown in the statements of operations. Net loss per share under the primary and fully diluted calculations are equivalent.

                                  EXHIBIT INDEX



Exhibit                                                           Sequentially
Number                      Title                                 Numbered Page
-------                     -----                                 -------------

2.09 Merger Agreement Dated as of December 21, 1995 among Radius, Inc., Splash Technology, Inc., Summit Subordinated Debt Funds, L.P. Summit Ventures IV, L.P., Summit Investors II, L.P., Splash Technology Holdings, Inc., and Splash Merger Company, Inc.

2.10       Amendment No. 1 to Merger Agreement among Radius Inc.,
           Splash Technology, Inc., Splash Technology Holdings,
           Inc., Splash Merger Company, Inc. et al., dated
           January 30, 1996.

10.03  B   Form of Stock Option Grant as currently in effect under
           Registrant's 1995 Stock Option Plan.

10.04      Employee Stock Purchase Plan, as amended on July 20, 1995.

11.01      Computation of per share earnings.