Form 10-Q/A
period 1995-12-30
RADIUS INC
filed 1996-04-24
CIK 805574

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 1995.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____ .

                         COMMISSION FILE NUMBER: 0-18690

                                   RADIUS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                CALIFORNIA                                     68-0101300
(STATE OR OTHER JURISDICTION OF INCORPORATION               (I.R.S. EMPLOYER
              OR ORGANIZATION)                            IDENTIFICATION NUMBER)

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

YES   X       NO
     ---         ---

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON FEBRUARY 10, 1996 WAS 17,401,611.


================================================================================

This report consists of 5 sequentially numbered pages. The exhibit index on this report is located on sequentially numbered page 4.

                                  RADIUS INC.

                                      INDEX


PART II.  OTHER INFORMATION                                         PAGE
- ---------------------------                                         ----

Item 6.   Exhibits and Reports on Form 8-K                            3


SIGNATURES                                                            3
- ----------

     The undersigned Registrant hereby amends the following items, exhibits and other portions of its Quarterly Report on Form 10-Q, filed February 13, 1996, for the quarterly period ended December 30, 1995, as set forth in the pages attached hereto.

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

Dated:  April 23, 1996            RADIUS INC.

                                             By: /s/ Charles Berger
                                                 ------------------------------
                                                 Charles Berger
                                                 Chief Executive Officer and
                                                 Acting Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                                  Sequentially
Number                              Title                                                Numbered Page
- ------                              -----                                              ------------------

2.09        Merger Agreement Dated as of December 21, 1995 among Radius Inc.,
            Splash Technology, Inc., Summit Subordinated Debt Fund, L.P.,
            Summit Ventures IV, L.P., Summit Investors II, L.P., Splash
            Technology Holdings, Inc., and Splash Merger Company, Inc.*

2.10        Amendment No. 1 to Merger Agreement among Radius Inc., Splash
            Technology, Inc., Splash Technology Holdings, Inc., Splash Merger
            Company, Inc. et al., dated January 30, 1996.*

10.03   B   Form of Stock Option Grant as currently in effect under Registrant's
            1995 Stock Option Plan.*

10.04       Employee Stock Purchase Plan, as amended on July 20, 1995.*

11.01       Computation of per share earnings*

27          Financial Data Schedule                                                         5




- -----------------

* Previously filed