Form 10-Q
period 1996-03-31
RADIUS INC
filed 1996-05-14
CIK 805574

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13(d) OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO        .
                                                             -------    -------

                         COMMISSION FILE NUMBER: 0-18690

                                   RADIUS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                            68-0101300
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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON MAY 13, 1996 WAS 18,240,789.

================================================================================

This report consists of 24 sequentially numbered pages. The exhibit index on this report is located on sequentially numbered page 22.

                                   RADIUS INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                 PAGE
- - ------------------------------                                                                 ----
Item 1.  Financial Statements

              Consolidated Balance Sheets at March 30, 1996 and September 30, 1995               3

              Consolidated Statements of Operations for the Three and Six Months Ended
              March 30, 1996 and 1995                                                            4

              Consolidated Statements of Cash Flows for the Six Months Ended
              March 30, 1996 and 1995                                                            5

              Notes to Consolidated Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                      8


PART II.  OTHER INFORMATION
- - ---------------------------

Item 1.  Legal Proceedings                                                                      18

Item 5.  Other Information                                                                      19

Item 6.  Exhibits and Reports on Form 8-K                                                       20


SIGNATURES                                                                                      20
- - ----------

                                   RADIUS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           MARCH 30,   SEPTEMBER 30,
                                                                             1996        1995 (1)
                                                                         -----------   -------------
                                                                         (unaudited)
ASSETS:
Current assets:
   Cash .............................................................     $   2,779      $   4,760
   Accounts receivable, net .........................................        24,471         61,644
   Inventories ......................................................        13,207         15,071
   Prepaid expenses and other current assets ........................         1,146          2,336
   Income tax receivable ............................................           517            519
                                                                          ---------      ---------
         Total current assets .......................................        42,120         84,330
Property and equipment, net .........................................         2,104          3,031
Deposits and other assets ...........................................           433            517
                                                                          ---------      ---------
                                                                          $  44,657      $  87,878
                                                                          =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY (Net capital deficiency)
Current liabilities:
   Accounts payable .................................................     $  41,430      $  73,098
   Accrued payroll and related expenses .............................         4,267          5,815
   Accrued warranty costs ...........................................           332          3,170
   Other accrued liabilities ........................................         9,999         11,920
   Accrued income taxes .............................................         1,844          1,665
   Accrued restructuring and other charges ..........................        16,439         17,013
   Short-term borrowings ............................................        21,380         29,489
   Obligations under capital leases - current portion ...............         1,431          1,494
                                                                          ---------      ---------
         Total current liabilities ..................................        97,122        143,664

Obligations under capital leases - noncurrent portion ...............           560          1,331

Shareholders' equity: (Net capital deficiency)
   Common stock .....................................................       117,128        113,791
   Common stock to be issued ........................................         8,695         12,022
   Accumulated deficit ..............................................      (178,857)      (182,993)
   Accumulated translation adjustment ...............................             9             63
                                                                          ---------      ---------
         Total shareholders' equity (Net capital deficiency) ........       (53,025)       (57,117)
                                                                          ---------      ---------
                                                                          $  44,657      $  87,878
                                                                          =========      =========

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

                                   RADIUS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     MARCH 30,                   MARCH 30,
                                              ----------------------      -----------------------
                                                1996          1995          1996           1995
                                              --------      --------      --------      ---------
Net sales                                     $ 30,575      $ 84,447      $ 63,227      $ 163,682
Cost of sales                                   25,098        62,913        53,705        119,671
                                              --------      --------      --------      ---------
         Gross profit                            5,477        21,534         9,522         44,011
                                              --------      --------      --------      ---------
Operating expenses:
   Research and development                      1,519         4,672         5,149          8,790
   Selling, general and administrative           6,951        14,401        16,912         30,283
                                              --------      --------      --------      ---------
         Total operating expenses                8,470        19,073        22,061         39,073
                                              --------      --------      --------      ---------
Income (loss) from operations                   (2,993)        2,461       (12,539)         4,938

Other income (expense), net                     17,161        (2,154)       17,115         (3,074)
Settlement of litigation                          --            --            --          (12,422)
                                              --------      --------      --------      ---------
Income (loss) before income taxes               14,168           307         4,576        (10,558)

Provision  for income taxes                        249            31           440            187
                                              --------      --------      --------      ---------
Net income (loss)                             $ 13,919      $    276      $  4,136      $ (10,745)
                                              ========      ========      ========      =========
Income(loss) per share:

Net income (loss) per share                   $   0.77      $   0.02      $   0.23      $   (0.76)
                                              ========      ========      ========      =========
Common and common equivalent shares used        18,082        14,556        18,058         14,183
  in computing net income(loss) per share     ========      ========      ========      =========

                             See accompanying notes.

                                   RADIUS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (in thousands, unaudited)

                                                                    SIX MONTHS ENDED
                                                                        MARCH 30,
                                                                 ----------------------
                                                                   1996          1995
                                                                 --------      --------
Cash flows from operating activities:
   Net income (loss)                                             $  4,136      $(10,745)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:

     Depreciation and amortization                                  1,128         2,184
     Gain on the sale of the Color Hard Copy Group                (16,993)         --
     Common stock to be issued                                       --          12,022
     (Increase) decrease in assets:
       Accounts receivable                                         35,187       (25,825)
       Allowance for doubtful accounts                             (1,668)         (487)
       Inventories                                                  1,084       (10,212)
       Prepaid expenses and other current assets                    1,190        (2,857)
       Income tax receivable                                            2         7,829
     Increase (decrease) in liabilities:
       Accounts payable                                           (28,137)       27,522
       Accrued payroll and related expenses                        (1,404)         (699)
       Accrued warranty costs                                      (2,728)          128
       Other accrued liabilities                                     (777)        3,524
       Accrued restructuring costs                                   (574)      (11,655)
       Accrued income taxes                                           179          (155)
                                                                 --------      --------
         Net cash  used in  operating activities                   (9,375)       (9,426)

Cash flows from investing activities:
   Capital expenditures                                              (201)       (2,983)
   Deposits and other assets                                           84          (153)
   Net proceeds from the sale of the Color Hard Copy Group         16,438          --
                                                                 --------      --------
         Net cash provided by (used in) investing activities       16,321        (3,136)
Cash flows from financing activities:
   Principal payments of short-term borrowings, net                (8,109)          388
   Principal payments of long-term debt and capital leases           (834)         (896)
   Issuance of common stock                                            16         1,446
                                                                 --------      --------
         Net cash provided by (used in) financing activities       (8,927)          938
                                                                 --------      --------
Net decrease in cash and cash equivalents                          (1,981)      (11,624)
Cash and cash equivalents, beginning of period                      4,760        15,997
                                                                 --------      --------
Cash and cash equivalents, end of period                         $  2,779      $  4,373
                                                                 ========      ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest paid                                              $  1,084      $  1,082
                                                                 ========      ========
      Income taxes paid                                          $    259      $      0
                                                                 ========      ========

                             See accompanying notes.

                                   RADIUS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Radius Inc. ("Radius") as of March 30, 1996 and for the three months ended March 30, 1996 and 1995 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

During the first quarter of its 1995 fiscal year, the Company changed its fiscal year end from the Sunday closest to September 30 to the Friday closest to September 30. During the second quarter of its 1995 fiscal year, the Company changed its fiscal year end to the Saturday closest to September 30 for operational efficiency purposes.

NOTE 2.  INVENTORIES

Inventories, stated at the lower of cost or market, consist of (in thousands):

                                       MARCH 30,  SEPTEMBER 30,
                                         1996         1995
                                       ---------  -------------
                    Raw materials       $ 2,952     $ 1,559
                    Work in process       3,608       2,258
                    Finished goods        6,647      11,254
                                        -------     -------
                                        $13,207     $15,071
                                        =======     =======

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

The Company has filed an answer denying all material allegations, and has filed amended counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI's motion to dismiss or sever the Company's amended counterclaims was granted in part; the ruling permitted the Company to file an amended counterclaim for antitrust violations. The Company has filed an amended antitrust claim. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it may have indemnification rights with respect to EFI's claims. In the opinion of management, based on the facts known at this time, although the eventual outcome of this case is unlikely to have a material adverse effect on the results of operations or financial position of the Company, the costs of defense -- regardless of the outcome -- may have a material adverse effect on the results of operations and financial position of the Company.

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

The Company was served with the Shapiro complaint on August 22, 1995, and was served with the Maizes complaint on January 5, 1996. Defendants' petition to the California State Judicial Council to coordinate the Shapiro case with similar cases brought in other California jurisdictions was granted in part and it is anticipated that the coordinated proceedings will be held in Superior Court of California, San Francisco County. An amended consolidated complaint was filed on March 26, 1996. Discovery proceedings are scheduled to begin. The Company believes it has meritorious defenses to the plaintiffs' claims and is defending them vigorously. In the opinion of management, based on the facts known at this time, the eventual outcome of these cases may have a material adverse effect on the results of operations or financial position of the Company in the financial period in which they are resolved, in addition, whether or not the eventual outcome of these cases have a material adverse effect on the results of operations or financial position of the Company, the costs of defense -- regardless of the outcome -- may have a material adverse effect on the results of operations and financial position of the Company.

(c) On April 17, 1996, the Company was served with a complaint filed by Colorx Corporation ("Colorx"), in the Circuit Court of the State of Oregon, County of Multnomah, case no. 9604-02481, which alleges that the Company breached an alleged contract to sell its dye sublimation printer business to Colorx for $200,000, and seeks both specific performance of the alleged contract and alleged damages of $2.5 million. The lawsuit also alleges that an officer of the Company interfered with the alleged contract. The Company believes it has meritorious defenses to the plaintiff's claims and intends to defend them vigorously.

NOTE 4. BUSINESS DIVESTITURES

COLOR SERVER GROUP DIVESTITURE

In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. (the "Parent"), a corporation formed by various investment entities associated with Summit Partners. The Company received approximately $17.2 million in cash and $4.7 million was placed in escrow for certain post-closing adjustments and to secure certain indemnification obligations, and 4,282 shares of the Parent's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock will be convertible by the Company at any time into approximately 19.9% of the Parent's common stock outstanding as of the closing of the transaction. The shares of Series B Preferred Stock also will be redeemable by the Parent at any time, and will be subject to mandatory redemption beginning on the sixth anniversary of issuance, in each case at a redemption price of $1,000 per share plus accrued dividends. The Company has certain indemnification obligations in connection with the patent lawsuit brought by Electronics for Imaging, Inc. See Item 1 "Legal Proceedings". The net proceeds of the Color Server Group transaction were paid to Silicon Valley Bank ("SVB"), in order to repay the Company's indebtedness to SVB, and to IBM Credit Corp. ("ICC"), in order to reduce the Company's outstanding indebtedness to ICC.

PORTRAIT DISPLAY LABS

In January 1996, the Company entered into a series of agreements with Portrait Display Labs, Inc. ("PDL"). The agreements assigned the Company's pivoting technology to PDL and canceled PDL's on-going royalty obligation to the Company under an existing license agreement in exchange for a one-time cash payment. PDL also granted the Company a limited license back to the pivoting technology. Under these agreements, PDL also settled its outstanding receivable to the Company by paying the Company $500,000 in cash and issuing to the Company 214,286 shares of PDL's Common Stock.

UMAX DATA SYSTEMS, INC.

In February 1996, the Company sold its MacOS compatible systems business to UMAX Computer Corporation ("UCC"), a company formed by UMAX Data Systems, Inc. ("UMAX"). The Company received approximately $2.3 million in cash and debt relief, and 1,492,500 shares of UCC's Common Stock, representing approximately 19.9% of UCC's then outstanding shares of Common Stock. The Company has a right to receive royalties based on UCC's net revenues related to the MacOS compatible systems business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report, with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995.

All assumptions, anticipations, and expectations contained herein are forward-looking statements that involve uncertainty and risk. Actual results could differ materially from those projected in such forward-looking statements. Each forward-looking statement should be read in conjunction with the entire consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report, with the information contained in Item 2, including, but not limited to, Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results, with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, including, but not limited to, Management's Discussion and Analysis of Financial Condition -- Certain Factors That May Affect the Company's Future Results of Operations, and Business Divestitures, and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, including, but not limited to, Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                MARCH 30,                 MARCH 30,

                                           1996         1995         1996         1995
                                          ------       ------       ------       ------
Net sales                                  100.0%       100.0%       100.0%       100.0%
Cost of sales                               82.1         74.5         84.9         73.1
                                          ------       ------       ------       ------
     Gross profit                           17.9         25.5         15.1         26.9
                                          ------       ------       ------       ------
Operating expenses:
  Research and development                   5.0          5.5          8.1          5.4
  Selling, general and administrative       22.7         17.1         26.7         18.5
                                          ------       ------       ------       ------
     Total operating expenses               27.7         22.6         34.9         23.9
                                          ------       ------       ------       ------
Income (loss) from operations               (9.8)         2.9        (19.8)         3.0
Other income(expense), net                  56.1         (2.6)        27.1         (1.9)
Settlement of litigation                    --           --           --           (7.6)
                                          ------       ------       ------       ------
Income (loss) before income taxes           46.3          0.4          7.2         (6.5)

Provision (benefit) for income taxes         0.8          0.0          0.7          0.1
                                          ------       ------       ------       ------
Net income (loss)                           45.5%         0.3%         6.5%        (6.6)%
                                          ======       ======       ======       ======

NET SALES

The Company's net sales decreased 63.8% to $30.6 million in the second quarter of fiscal 1996 from $84.4 million for the same quarter in fiscal 1995. This decline was primarily due to the Company's efforts to refocus its business which included exiting markets for high-volume low-margin displays, reduced sales of the Company's video and graphics products caused by Apple Computer's ("Apple") shift from Nubus to PCI Bus computers, and business divestitures. As a result of the sale by the Company of its Color Server Group (as described more fully in the Company's Annual Report on Form 10-K, Management's Discussion and Analysis of Financial Condition -- "Certain Factors That May Affect the Company's Future Results of Operations", and "Business Divestitures," and below in Item 5 "Other Information"), the Company recorded no revenue from sales of color server products in the second quarter of its fiscal year.

Net sales for the first half of fiscal 1996 decreased 61.4% to $63.2 million from $163.7 million in the same period in fiscal 1995. This decline was primarily due to the Company's efforts to refocus its business which included exiting markets for high-volume low-margin displays, reduced sales of the Company's video and graphics products caused by Apple's shift from Nubus to PCI Bus computers, and business divestitures.

One customer accounted for 29.8% and 34.4% of the Company's net sales for the three and six months ended March 30, 1996, respectively. For the corresponding periods of fiscal 1995, one customer accounted for 19.7% and 15.1% of the Company's net sales.

The Company's second quarter export sales increased to 53.1% from 36.5% of net sales in the same quarter of fiscal 1995 primarily due to sales decline in export sales being less than the sales decline in the North America sales region. Export sales were 58.4% of net sales for the six month period in fiscal 1996. The Company anticipates a decline in the percentage of net sales attributable to the Asia-Pacific sales region in connection with the appointment of a Japanese distributor. Export sales are subject to the normal risks associated with doing business in foreign countries such as currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, export controls and other government regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. The Company hedges substantially all of its trade receivables denominated in foreign currency through the use of foreign currency forward exchange contracts. Gains and losses associated with currency rate changes on forward contracts are recognized in the Company's consolidated statements of operations and were not material in the second quarter of fiscal 1996 or 1995.

GROSS PROFIT

The Company's gross profit margin was 17.9% and 15.1% for the three and six month periods ending March 30, 1996, as compared with 25.5% and 26.9% for the corresponding periods in fiscal 1995. The decline in gross margin was primarily due to pricing pressure and greater competition in PCI Bus products than in Nubus products, and price declines on lower margin displays related to the Company's exit from that business.

The Company anticipates continued price reductions and margin pressure within its industry. The Company is responding to these trends by focusing on higher margin products, taking further steps to reduce product costs and controlling expenses. There can be no assurance that the Company's gross margins will recover or remain at current levels.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $1.5 million or 5.0% of net sales in the second quarter of fiscal 1996 from $4.7 million or 5.5% of net sales in the same quarter of fiscal 1995. Research and development expenses decreased from $8.8 million or 5.4% of net sales for the first six months of fiscal 1995 to $5.1 million or 8.1% of net sales for the corresponding period in fiscal 1996. The Company decreased its research and development expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures. The increase in research and development expenses expressed as a percentage of net sales was primarily attributed to the decrease in net sales and the Company's refocusing on higher-end products, rather than high-volume lower-margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $7.0 million or 22.7% of net sales in the second quarter of fiscal 1996 from $14.4 million or 17.1% of net sales in the same quarter of fiscal 1995. Selling, general and administrative expenses decreased from $30.3 million or 18.5% of net sales for the first six months of fiscal 1995 to $16.9 million or 26.7% of net sales for the corresponding period in fiscal 1996. Expenses in the second quarter of fiscal 1995 included a reduction of approximately $2.1 million of merger-related restructuring reserves to reflect current requirements.

During the second quarter of fiscal 1996, the building in which the Company leases its headquarters was sold. In connection with the sale, the Company terminated its existing lease and entered into a lease with the new owner of the building. The Company anticipates that the change of rental terms will help reduce the Company's occupancy costs and long-term lease obligations.

The Company decreased its selling, general and administrative expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures. The increase in selling, general and administrative expenses expressed as a percentage of net sales was primarily attributed to the decrease in net sales and the Company's refocusing on higher-end products, rather than high-volume lower-margin products.

RESTRUCTURING, MERGER AND OTHER CHARGES

During fiscal 1994 and 1995, two restructuring and other charges were recorded.

RADIUS FISCAL 1994 MERGER RELATED RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of fiscal 1994, the Company recorded charges of $43.4 million in connection with the Merger of Radius and SuperMac. These charges include the discontinuance of duplicative product lines and related assets; elimination of duplicative facilities, property and equipment and other assets; and personnel severance costs as well as transaction fees and costs incidental to the merger. The charges (in thousands) are included in: net sales ($3,095); cost of sales ($25,270); research and development ($4,331); and selling, general and administrative expenses ($10,711). The elements of the total charge as of March 30, 1996 are as follows (in thousands):

                                                                                 Representing
                                                         -----------------------------------------------------
                                                                                             Cash Outlays
                                                                                        ----------------------
                                                                               Asset
                                                         Provision       Write-Downs    Completed       Future

Adjust inventory levels                                    $22,296          $ 19,200     $  3,096     $      -
Excess facilities                                            2,790               400        2,256          134
Revision of the operations business model                    9,061             7,078        1,268          715
Employee severance                                           6,311                 -        6,311            -
Merger related costs                                         2,949                 -        2,949            -
                                                           -------          --------     --------     --------
Total charges                                              $43,407           $26,678     $ 15,880     $    849

The adjustment of inventory levels reflects the discontinuance of duplicative product lines. The provision for excess facility costs represents the write-off of leaseholds and sublease costs of Radius' previous headquarters, the consolidation into one main headquarters and the consolidation of sales offices. The revision of the operations business model reflects the reorganization of the combined Company's manufacturing operations to mirror Radius' manufacturing reorganization in 1993. This reorganization was designed to outsource a number of functions that previously were performed internally, reduce product costs through increased efficiencies and lower overhead, and focus the Company on a limited number of products. Employee severance costs are related to employees or temporary employees who were released due to the revised business model. Approximately 250 employees were terminated in connection with the Merger. The provision for merger related costs is for the costs associated with the Merger transaction, such as legal, investment banking and accounting fees. The Company has spent $15.9 million of cash for restructuring through March 30, 1996. The Company expects to have substantially completed the restructuring by September 1996. During fiscal 1995, approximately $2.1 million of merger related restructuring reserves were reversed and recorded as an expense reduction due to changes in estimated requirements.

RADIUS FISCAL 1995 RESTRUCTURING AND OTHER CHARGES

In September 1995, Radius recorded charges of $57.9 million in connection with the Company's efforts to restructure its operations by refocusing its business on the color publishing and multimedia markets. The charges primarily included a writedown of inventory and other assets. Additionally, the charges included expenses related to the cancellation of open purchase orders, excess facilities and employee severance. The charges (in thousands) are included in cost of sales ($47,004), and selling, general and administrative expense ($10,861). The elements of the total charge as of March 30, 1996 are as follows (in thousands):

                                                                               Representing
                                                         -----------------------------------------------------
                                                                                             Cash Outlays
                                                                                             ------------
                                                                               Asset
                                                         Provision       Write-Downs    Completed       Future
Adjust inventory levels                                   $ 33,138         $  32,300      $   838     $    838
Excess facilities                                            2,004               404          500        1,100
Cancellation fees and asset write-offs                      19,061             5,196            -       13,865
Employee severance                                           3,662                 -        1,419        2,243
                                                          --------         ---------      -------     --------
Total charges                                             $ 57,865         $  37,900      $ 2,757     $ 17,208

The adjustment of inventory levels reflects the discontinuance of several product lines. The provision for excess facility costs represent the write-off of leasehold improvements and the costs associated with anticipated reductions in facilities. The cancellation fees and asset write-offs reflect the Company's decision to refocus its efforts on providing solutions for the color publishing and multimedia markets. Employee severance costs are related to employees or temporary employees who have been or will be released due to the restructuring. As of March 30, 1996, approximately 228 positions had been eliminated in connection with the restructuring. The Company had spent approximately $2.8 million of cash for this restructuring during the quarter ended March 30, 1996. As of March 30, 1996, the Company had cash of $2.8 million. See the Company's Annual Report on Form 10-K, and "Management's Business Recovery Plans" at Note 1 to the Consolidated Financial Statements contained therein. The Company expects to have substantially completed the restructuring by September 1996.

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

The settlements will result in dilution to existing shareholders of the Company ranging from 4.8% to 5.4% depending on the number of shares of Radius Common Stock issued. The Company had 17,401,611 common shares outstanding as of March 30, 1996. As of March 30, 1996, the Company had issued 259,130 shares of its Common Stock due to the settlements. The Company anticipates that the remainder will be issued prior to June 30, 1996. See Note 3 of Notes to Consolidated Financial Statements contained herein.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision of $249,000 for the second quarter of fiscal 1996 as compared to a provision for taxes for the second quarter of fiscal 1995 of $31,000. The tax provision is primarily comprised of foreign taxes.

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

FINANCIAL CONDITION

The Company's cash decreased approximately $4.2 million in the second quarter of fiscal 1996 to $2.8 million at March 30, 1996 as compared to the ending balance at December 31, 1995 of $7.0 million. This decrease was primarily due to principal payments of the Company's short-term borrowings and payments of other current obligations. Approximately $0.4 million of the $2.8 million of cash and cash equivalents available at March 30, 1996 was restricted under various letters of credit.

At March 30, 1996, the Company's principal source of liquidity included approximately $30.0 million in inventory and working capital financing (which was temporarily augmented by an additional $20.0 million provided to finance the manufacturing of the Company's MacOS compatible computers) under an agreement with IBM Credit Corporation (the "ICC Agreement"), all of which was fully utilized. In December 1995, IBM Credit Corp. and the Company executed an amendment to the ICC Agreement (the "ICC Amendment") which expired March 31, 1996. The ICC Amendment, among other things, also provides that IBM Credit Corp. will extend advances to the Company in an amount up to 90% of the Company's collections and fund the Company's payroll in the event that collections are insufficient to permit the advances needed for this purpose. Such advances and payroll funding, however, may be suspended by IBM Credit Corp. (i) immediately following a default of the ICC Amendment, and (ii) following thirty days notice in the event of any default of the underlying ICC Agreement. At March 30, 1996, approximately $20.4 million was outstanding to IBM Credit Corp. During the second quarter of fiscal 1996, ICC notified the Company that it was not in compliance with all its contractual obligations under its agreement with ICC. As of March 30, 1996, the Company was not in compliance with all its contractual obligations, including financial covenants, under the ICC Amendment.

Additionally, the Company's Japanese subsidiary has a revolving line of credit with a bank in Japan under which $1.0 million has been utilized as of March 30, 1996. The Company anticipates that the outstanding balance will be paid in full during the third quarter of fiscal 1996.

The Company's limited cash resources have restricted the Company's ability to purchase inventory, which in turn has limited its ability to manufacture and sell products and has resulted in additional costs for expedited deliveries. The Company also is delinquent in its accounts payable as payments to vendors are not being made in accordance with vendor terms. Several vendors have initiated legal action to collect allegedly delinquent accounts. Several vendors have threatened the Company with institution of insolvency and/or bankruptcy proceedings. In addition, as described above, the Company's largest creditor, ICC, has informed the Company that it is not in compliance with all its contractual obligations, including financial covenants, under its agreements with ICC which confers to ICC a security interest in most of the

Company's assets. An unsecured creditors' committee has been established in an effort to work toward resolving the capital deficiency and creditor litigation issues outside of formal insolvency or bankruptcy proceedings. There can be no assurance that bankruptcy proceedings can be avoided. The Company has proposed a plan under which creditors' claims will be exchanged for equity in the Company and/or in certain businesses or holdings of the Company. There can be no assurance that the creditors will approve this plan. The Company has filed with the Securities and Exchange Commission (the "SEC") a preliminary proxy statement to seek shareholder approval, if necessary, the issuance of convertible preferred stock of the Company in satisfaction of these claims. The terms of this convertible preferred stock will be determined by negotiations with the Company's creditors. The Company anticipates that the shares of this convertible preferred stock will be convertible into an excess of 50% of the currently outstanding shares of the Company's Common Stock. Accordingly, the Company's current shareholders will experience significant dilution depending upon the number of shares of Common Stock into which these yet to be determined shares of convertible preferred stock are convertible.

The Company has incurred and expects to continue to incur significant legal expense in responding to creditor demands, litigation, and the workout process. There can be no assurance that the Company will be able to reach accommodation with all of its creditors outside of bankruptcy, or that the terms of any accommodation reached will not dilute shareholder value or adversely affect the Company's results of operations. In the event that no accommodation is reached with its creditors or in the event that not all of the Company's creditors agree to such an accommodation, there can be no assurance that the Company will not be placed into an involuntary bankruptcy by its creditors, or that, if bankruptcy proceedings are initiated, they will not result in the liquidation of the Company or will not otherwise materially and adversely affect the Company's result of operations, Even if an accommodation with the Company's creditors can be reached and the Company is unable to obtain or generate additional funds, it still may not be able to repay its other obligations. Accordingly, the Company may have to reorganize or liquidate under Chapter 11 or Chapter 7 of the United States Bankruptcy Code.

The adverse effect on the Company's results of operations due to its limited cash resources can be expected to continue until such time as the Company is able to return to operational profitability, or generate additional cash from other sources. There can be no assurance that the Company will be able to do so.

Absent reaching an agreement with most of its creditors including ICC, the Company will require additional funding to repay its accounts payable and other indebtedness, in addition to funding its operating and product development activities. While the Company is investigating possible financing alternatives, there can be no assurance that additional financing will be available or, if available, that the terms of such financing will not adversely affect the Company's results of operations or result in substantial shareholder dilution.

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

NET CAPITAL DEFICIENCY; CREDITOR DEMANDS AND LITIGATION

As of March 30, 1996, the Company had total assets of approximately $44.7 million and total current liabilities of approximately $97.1 million. The Company is delinquent in its accounts payable as payments to certain vendors are not being made in accordance with vendor terms. In addition to the matters discussed in Part II below under "Item 1. Legal Proceedings," several vendors have initiated legal action to collect allegedly delinquent accounts. Several vendors have threatened the Company with initiation of insolvency or bankruptcy proceedings. In addition, as described above, the Company's largest secured creditor, ICC, has informed the Company that it is not in compliance with all of its contractual obligations, including financial covenants, under its agreements with ICC. In connection with the ICC Amendment, the Company granted to ICC a security interest in substantially all of its assets.

The Company has established an unsecured creditors' committee in an effort to work toward resolving the capital deficiency and creditor litigation issues outside of formal insolvency or bankruptcy proceedings. The Company has proposed a plan under which creditors' claims will be exchanged for equity in the Company and/or in certain businesses or holdings of the Company. The Company has filed with the SEC a preliminary proxy statement to seek shareholder approval, if necessary, the issuance of convertible preferred stock of the Company in satisfaction of these claims. The terms of this convertible preferred stock will be determined by negotiations with the Company's creditors. The Company anticipates that the shares of this convertible preferred stock will be convertible into an excess of 50% of the currently outstanding shares of the Company's Common Stock. Accordingly, the Company's current shareholders will experience significant dilution depending upon the number of shares of Common Stock into which these yet to be determined shares of convertible preferred stock are convertible.

The Company has incurred and expects to continue to incur significant legal expense in responding to creditor demands, litigation, and the workout process. There can be no assurance that the Company will be able to reach accommodation with all of its creditors outside of bankruptcy, or that the terms of any accommodation reached will not dilute shareholder value or adversely affect the Company's results of operations. In the event that no accommodation is reached with its creditors or in the event that not all of the Company's creditors agree to such an accommodation, there can be no assurance that the Company will not be placed into an involuntary bankruptcy by its creditors, or that, if bankruptcy proceedings are initiated, they will not result in the liquidation of the Company or will not otherwise materially and adversely affect the Company's results of operations. Even if an accommodation with the Company's creditors can be reached and if the Company is unable to obtain or generate additional funds, it still may not be able to repay its other obligations. Accordingly, the Company may have to reorganize or liquidate under Chapter 11 or Chapter 7 of the United States Bankruptcy Code.

Absent reaching an agreement with most of its creditors including ICC, the Company will require additional funding to repay its accounts payable and other indebtedness, in addition to funding its operating and product development activities. While the company is investigating possible financing alternatives, there can be no assurance that additional financing will be available or, if available, that the terms of such financing will not adversely affect the Company's results of operations or result in substantial shareholder dilution.

CONTINUING OPERATING LOSSES

The Company experienced net operating losses in the fiscal quarters ended March 30, 1996 and December 30, 1995, and in each of the fiscal years ended September 30, 1993, 1994 and 1995. The Company's ability to continue operations will depend, initially, upon the Company's success in negotiating accommodations with substantially all of its creditors and the Company's ability to repay creditors with whom accommodations cannot be reached (assuming such remaining creditors have not instituted bankruptcy or other insolvency proceedings against the Company). In the future, if the Company is able to continue its operations, the Company's ability to achieve and sustain profitable operations will depend upon a number of other factors, including the Company's ability to control costs; to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; the continual commercial acceptance of Apple computers and the rate and mix of Apple computers and related products sold; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; and other factors. The Company has faced and expects to continue to face increased competition in graphic cards as a result of Apple's transition of its product line to the PCI Bus. For these and other reasons, there can be no assurance that the Company will be able to achieve profitability in the near term, if at all.

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

DEPENDENCE ON AND COMPETITION WITH APPLE

Historically, substantially all of the Company's products have been designed for and sold to users of Apple personal computers, and it is expected that sales of products for such computers will continue to represent substantially all of the sales of the Company for the foreseeable future. The Company's operating results would be adversely affected if Apple should lose market share, if Macintosh sales were to decline or if other developments were to adversely affect Apple's business. Furthermore, any difficulty that may be experienced by Apple in the development, manufacturing, marketing or sale of its computers, or other disruptions to, or uncertainty in the market regarding, Apple's business, resulting from these or other factors could result in reduced demand for Apple computers, which in turn could materially and adversely affect sales of the Company's products. Recently, Apple has announced large losses, management changes, headcount reductions, and other significant events which has led or could lead to uncertainty in the market regarding Apple's business and products. In addition, news reports indicating that Apple may be or may have been the target of merger, acquisition, or takeover negotiations, have led or could lead to uncertainty in the market regarding Apple's business and products.

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

DEPENDENCE ON SUPPLIERS

The Company outsources the manufacturing and assembly of its products to third party suppliers. Although the Company uses a number of manufacturer/assemblers, each of its products is manufactured and assembled by a single supplier. The failure of a supplier to ship the quantities of a product ordered by the Company could cause a material disruption in the Company's sales of that product. In the past, the Company has at times experienced substantial delays in its ability to fill customer orders for displays and other products, due to the inability of certain suppliers to meet their volume and schedule requirements and, more recently, due to the Company's shortages in available cash. Such shortages have caused some suppliers to put the Company on a cash or prepay basis and/or to require the Company provide security for their risk in procuring components or reserving manufacturing time, and there is a risk that suppliers will discontinue their relationship with the Company. In the past, the Company has been vulnerable to delays in shipments from suppliers because the Company has sought to manage its use of working capital by, among other things, limiting the backlog of inventory it purchases. More recently, this vulnerability has been exacerbated by the Company's shortages in cash reserves. Delays in shipments from suppliers can cause fluctuations in the Company's short term results and contribute to order cancellations. The Company currently has arranged payment terms for certain of its major suppliers such that certain of the Company's major customers pay these suppliers directly for products ordered and shipped.

The Company is also dependent on sole or limited source suppliers for certain key components used in its products, including certain digital to analog converters, digital video chips, and other products. Certain other semiconductor components and molded plastic parts are also purchased from sole or limited source suppliers. The Company purchases these sole or limited source components primarily pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with sole or limited source suppliers. Although the Company expects that these suppliers will continue to meet its requirements for the components, there can be no assurance that they will do so. Certain suppliers, due to the Company's shortages in available cash, have put the Company on a cash or prepay basis and/or to require the Company provide security for their risk in procuring components or reserving manufacturing time, and there is a risk that suppliers will discontinue their relationship with the Company. The introduction of new products presents additional difficulties in obtaining timely shipments from suppliers. Additional time may be needed to identify and qualify suppliers of the new products. Also, the Company has experienced delays in achieving volume production of new products due to the time required for suppliers to build their manufacturing capacity. An extended interruption in the supply of any of the components for the Company's products, regardless of the cause, could have an adverse impact on the Company's results of operations. The Company's products also incorporate components, such as VRAMs, DRAMs and ASICs that are available from multiple sources but have been subject to substantial fluctuations in availability and price. Since a substantial portion of the total material cost of the Company's products is represented by these components, significant fluctuations in their price and availability could affect its results of operations.

TECHNOLOGICAL CHANGE; CONTINUING NEED TO DEVELOP NEW PRODUCTS

The personal computer industry in general, color publishing and video applications within the industry, are characterized by rapidly changing technology, often resulting in short product life cycles and rapid price declines. The Company believes that its success will be highly dependent on its ability to develop innovative and cost-competitive new products and to bring them to the marketplace in a timely manner. Should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. Technological innovation is particularly important for the Company, since its business is based on its ability to provide functionality and features not included in Apple's products. As Apple introduces new products with increased functionality and features, the Company's business will be adversely affected unless it develops new products that provide advantages over Apple's latest offerings. Continued reduction in the available cash resources of the Company could result in the interruption or cancellation of research and product development efforts.

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

DISTRIBUTION

The Company's primary means of distribution is through a limited number of third-party distributors and master resellers. As a result, the Company's business and financial results are highly dependent on the amount of the Company's products that is ordered by these distributors and resellers. Such orders are in turn dependent upon the continued viability and financial condition of these distributors and resellers as well as on their ability to resell such products and maintain appropriate inventory levels. This risk may also affect the Company's supply of products under arrangements wherein certain of the Company's major suppliers rely on certain of the Company's major customers for payment. Due in part to the historical volatility of the personal computer industry, certain of the Company's resellers have from time to time experienced declining profit margins, cash flow shortages and other financial difficulties. The future growth and success of the Company will continue to depend in large part upon its reseller channels. If its resellers were to experience financial difficulties, the Company's results of operations could be adversely affected.

INTERNATIONAL SALES

During the second fiscal quarter, the Company's international sales were primarily made through distributors and the Company's subsidiary in Japan. Effective April 1, 1996, the Company has appointed an exclusive distributor for Japan. The Company expects that international sales will represent a significant portion of its net sales and that it will be subject to the normal risks of international sales such as currency fluctuations, longer payment cycles, export controls and other governmental regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. In addition, demand for the Company's products in Japan could be affected by the transition of its Japanese sales and marketing efforts from Radius' subsidiary to a distributor. Additionally, fluctuations in exchange rates could affect demand for the Company's products. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, the Company's business and operating results could be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, product development and operational personnel and the Company's ability to retain and continue to attract highly skilled personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain qualified employees. The Company has recently made a number of management changes, including the departure of its Chief Financial Officer and three other Vice Presidents, and has had substantial layoffs and other employee departures. As the Company's financial difficulties continue, it may become increasingly difficult for it to hire new employees and retain key management and current employees. Moreover, the terms of any arrangement with creditors may require changes in Board composition or management. The Company does not carry any key person life insurance with respect to any of its personnel.

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

VOLATILITY OF STOCK PRICE; DILUTION

The price of the Company's Common Stock has fluctuated widely in the past. Management believes that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions of the personal computer industry in general and of Apple Computer in particular, and changes in the Company's results of operations and financial condition. Stock markets, and stocks of technology companies in particular, have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. Due to the factors referred to herein, the dynamic nature of the Company's industry, general economic conditions and other factors, the Company's future operating results and stock prices may be subject to significant volatility in the future. Such stock price volatility for the Common Stock has in the past provoked securities litigation, and future volatility could provoke litigation in the future that could divert substantial management resources and have an adverse effect on the Company's results of operations.

The Company's Common Stock is listed on the NASDAQ national market pursuant to an agreement containing certain financial requirements with which the Company is currently not in compliance. NASDAQ has granted the Company a limited conditional waiver with respect to these requirements which will expire on June 30, 1996 at which time the Company must be in compliance with all of the requirements for listing on the NASDAQ national market. There is no assurance that the Company will fulfill the conditions in the times prescribed by NASDAQ, or that NASDAQ will deem that the Company has not fulfilled such conditions.

In its attempt to restructure its debt, the Company has proposed exchanging equity in the Company in full or partial satisfaction of creditor claims. Although the Company has no agreements or understandings with respect to the issuance of additional equity securities to creditors, the issuance of any additional equity in the Company could exert downward pressure or otherwise affect the volatility of the price of the Company's Common Stock.

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

The Company has filed an answer denying all material allegations, and has filed amended counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI's motion to dismiss or sever the Company's amended counterclaims was granted in part; the ruling permitted the Company to file an amended counterclaim for antitrust violations. The Company has filed an amended antitrust claim. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it may have indemnification rights with respect to EFI's claims. In the opinion of management, based on the facts known at this time, although the eventual outcome of this case is unlikely to have a material adverse effect on the results of operations or financial position of the Company, the costs of defense -- regardless of the outcome -- may have a material adverse effect on the results of operations and financial position of the Company.

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

The Company was served with the Shapiro complaint on August 22, 1995, and was served with the Maizes complaint on January 5, 1996. Defendants' petition to the California State Judicial Council to coordinate the Shapiro case with similar cases brought in other California jurisdictions was granted in part and it is anticipated that the coordinated proceedings will be held in Superior Court of California, San Francisco County. An amended consolidated complaint was filed on March 26, 1996. Discovery proceedings are scheduled to begin. The Company believes it has meritorious defenses to the plaintiffs' claims and is defending them vigorously. In the opinion of management, based on the facts known at this time, the eventual outcome of these cases may have a material adverse effect on the results of operations or financial position of the Company in the financial period in which they are resolved, in addition, whether or not the eventual outcome of these cases have a material adverse effect on the results of operations or financial position of the Company, the costs of defense -- regardless of the outcome -- may have a material adverse effect on the results of operations and financial position of the Company.

(c) On April 17, 1996, the Company was served was a lawsuit filed by Colorx Corporation ("Colorx"), Circuit Court of the State of Oregon, County of Multnomah, case no. 9604-02481, which alleges that the Company breached an alleged contract to sell its dye sublimation printer business to Colorx for $200,000, and seeks both specific performance of the alleged contract and alleged damages of $2.5 million. The lawsuit also alleges that an officer of the Company interfered with the alleged contract. The Company believes it has meritorious defenses to the plaintiff's claims and intends to defend them vigorously.

(d) The Company is involved in a number of other judicial and administrative proceedings incidental to its business, including litigation initiated by alleged trade creditors. The Company intends to defend such lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of such cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. In addition, the costs of defense -- regardless of the outcome -- may have a material adverse effect on the results of operations and financial position of the Company.

ITEM 5. OTHER INFORMATION

COLOR SERVER GROUP DIVESTITURE

In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. (the "Parent"), a corporation formed by various investment entities associated with Summit Partners. The Company received approximately $17.2 million in cash and approximately $4.7 million was placed in escrow for certain post-closing adjustments and to secure certain indemnification obligations, and 4,282 shares of the Parent's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock will be convertible by the Company at any time into approximately 19.9% of the Parent's common stock outstanding as of the closing of the transaction. The shares of Series B Preferred Stock also will be redeemable by the Parent at any time, and will be subject to mandatory redemption beginning on the sixth anniversary of issuance, in each case at a redemption price of $1,000 per share plus accrued dividends. The Company has certain indemnification obligations in connection with the patent lawsuit brought by Electronics for Imaging, Inc. See Item 1 "Legal Proceedings". The net proceeds of the Color Server Group transaction were paid to Silicon Valley Bank ("SVB"), in order to repay the Company's indebtedness to SVB, and to IBM Credit Corp. ("ICC"), in order to reduce the Company's outstanding indebtedness to ICC.

PORTRAIT DISPLAY LABS

In January 1996, the Company entered into a series of agreements with Portrait Display Labs, Inc. ("PDL"). The agreements assigned the Company's pivoting technology to PDL and canceled PDL's on-going royalty obligation to the Company under an existing license agreement in exchange for a one-time cash payment. PDL also granted the Company a limited license back to the pivoting technology. Under these agreements, PDL also settled its outstanding receivable to the Company by paying the Company $500,000 in cash and issuing to the Company 214,286 shares of PDL's Common Stock.

UMAX DATA SYSTEMS, INC.

In February 1996, the Company sold its MacOS compatible systems business to UMAX Computer Corporation ("UCC"), a company formed by UMAX Data Systems, Inc. ("UMAX"). The Company received approximately $2.3 million in cash and debt relief, and 1,492,500 shares of UCC's Common Stock, representing approximately 19.9% of UCC's then outstanding shares of Common Stock. The Company has a right to receive royalties based on UCC's net revenues related to the MacOS compatible systems business.

Dennis J. Dunnigan, the Company's Chief Financial Officer, and three other Vice-Presidents resigned during the quarter ended March 30, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See attached exhibit index.

(b)  Reports on Form 8-K

No report on Form 8-K was filed during the three months ended March 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1996           RADIUS INC.



                           By: /s/ Charles W. Berger
                               -------------------------------------------------
                               Charles W. Berger
                               Chairman, President, Chief Executive Officer, and Acting Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                          Sequentially
Number Title              Numbered Page
- - ------------              -------------
   11.01        Computation of per share earnings                     22