Form 10-K/A
period 1995-09-30
RADIUS INC
filed 1996-07-30
CIK 805574

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                                                   AS OF DECEMBER 15, 1995
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

                                   RADIUS INC.
                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART II                                                                                          Page
ITEM 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..............................................  3


PART IV

ITEM 14.   Exhibits, Financial Statements, Financial Statement
             Schedule, and Reports on Form 8-K ................................................ 15


SIGNATURES..................................................................................... 20

         The undersigned Registrant hereby amends the following items, exhibits and other portions of its Annual Report on Form 10-K for the period ended September 30, 1995, as set forth in the pages attached hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This item contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors described below and elsewhere in this Annual Report.

RESULTS OF OPERATIONS--ANNUAL PERIODS

The following table sets forth for the years indicated certain operational data as a percentage of net sales (may not add due to rounding).

                                                                     YEAR ENDED SEPTEMBER 30
                                                          --------------------------------------------
                                                            1995            1994 (1)          1993 (1)
                                                            ----            --------          --------
         Net sales                                          100.0%             100.0%           100.0%
         Cost of sales                                       98.3               85.3             75.4
                                                             ----               ----             ----
           Gross profit                                       1.7               14.7             24.6
         Operating expenses:
              Research and development                        6.3               10.5              9.9
              Selling, general, and administrative           29.2               29.2             24.9
                                                             ----               ----             ----
                  Total operating expenses                   35.5               39.6             34.9
         Loss from operations                               (33.8)             (24.9)           (10.3)
         Interest expense, net                               (2.0)              (0.4)               -
         Litigation settlement                               (4.0)                 -
                                                            -----             ------             -----

         Loss before income taxes                           (39.8)             (25.3)           (10.2)
         Provision (benefit) for income taxes                 2.9               (1.4)            (4.1)
                                                            -----              -----            -----
         Loss before cumulative effect of
              a change in accounting principle              (42.8)             (23.9)            (6.1)
         Cumulative effect of change in method of
              accounting for income taxes                       -                  -              0.2
                                                            -----              -----             -----
         Net loss                                           (42.8)%            (23.9)%           (6.0)%
                                                           ======             ======             =====

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

The Company anticipates significantly lower overall net sales in fiscal 1996 as a result of the Company's decision to focus its efforts on providing solutions for high end digital video and graphics customers, discontinue selling mass market displays and other low value added products, and divest of certain businesses such as color servers and MacOS compatible systems. Net sales attributable to the Company's Color Server Group and MacOS compatible systems were approximately $29.3 million and $21.8 million, respectively, for fiscal 1995. Had the net sales of these businesses not been included in net sales for the 1995 fiscal year, the Company's net sales for such fiscal year would have been approximately $257 million.

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

In addition, the Color Server Group and MacOS businesses had gross profit of approximately $9.8 million and ($19.2 million), respectively for fiscal 1995. Had these businesses not been included in the calculation of the Company's gross profit for 1995, gross profit for such fiscal year would have been approximately $14.6 million, with a gross profit margin of approximately 5.7%.

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

Net Loss. As a result of the above factors, net loss increased to $131.7 million in fiscal 1995 from $77.5 million in fiscal 1994. The Color Server Group had net income of approximately $3.5 million for fiscal 1995. Had this business not been included in the calculation of the Company's net loss for fiscal 1995, the Company would have had a net loss of approximately $135.2 million for such fiscal year.

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

Net Loss. As a result of the above factors, net loss increased to $77.5 million in fiscal 1994 from $20.1 million in fiscal 1993.

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

                                                                                       Representing
                                                                                                  Cash Outlays
                                                                               Asset
                                                         Provision       Write-Downs    Completed       Future
Adjust inventory levels                                    $22,296          $ 19,200     $  3,096     $      -
Excess facilities                                            2,790               400        2,236          154
Revision of the operations business model                    9,061             7,078        1,268          715
Employee severance                                           6,311                 -        6,311            -
Merger related costs                                         2,949                 -        2,949            -
                                                           -------          --------     --------     --------
Total charges                                              $43,407           $26,678     $15,860      $    869

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

                                                                                       Representing
                                                                                                  Cash Outlays
                                                                               Asset
                                                         Provision       Write-Downs    Completed       Future
Adjust inventory levels                                   $ 33,138         $  32,300      $     -     $    838
Excess facilities                                            2,004               404            -        1,600
Cancellation fees and asset write-offs                      19,061             5,196            -       13,865
Employee severance                                           3,662                 -            -        3,662
                                                          --------         ---------      -------     --------
Total charges                                             $ 57,865         $  37,900      $     -     $ 19,965

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

BUSINESS DIVESTITURES

COLOR SERVER GROUP

On December 23, 1995, the Company signed a definitive agreement pursuant to which the Company will sell its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. (the "Parent"), a corporation formed by various investment entities associated with Summit Partners. The Company will receive approximately $21.9 million in cash (subject to certain post-closing adjustments) and 4,282 shares of the Parent's 6% Series B Redeemable and Convertible Preferred Stock (the " Series B Preferred Stock"). The shares of Series B Preferred Stock will be convertible by the Company at any time into 19.9% of the Parent's common stock outstanding as of the closing of the transaction. The shares of Series B Preferred Stock also will be redeemable by the Parent at any time, and will be subject to mandatory redemption beginning on the sixth anniversary of issuance, in each case at a redemption price of $1,000 per share plus accrued dividends. The transaction is expected to close in January 1996. Under the Inventory and Working Capital Agreement, as recently amended, with IBM Credit Corp., the Company is required to pay all of the net proceeds of the Color Server Group transaction to IBM Credit Corp. in order to reduce the Company's outstanding indebtedness under that agreement.

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

                                                  FISCAL 1995                        FISCAL 1994 (1)
                                    -------------------------------------- ---------------------------------------
                                     9/30/95   6/30/95   3/31/95   12/30/95  9/30/94   6/30/94   3/31/94  12/31/93
Net sales                            $57,126   $87,325   $84,447    79,235   $66,940  $ 86,673   $83,180  $88,013
Cost of sales                        118,055    65,211    62,913    56,758    86,682   _59,931_   57,279   73,057
                                     -------    ------    ------    ------    ------    ------    ------  -------
     Gross profit (loss)             (60,929)   22,114    21,534    22,477   (19,742)   26,742    25,901   14,956
                                     --------   ------    ------    ------    ------- --------   -------  -------
Operating expenses:
   Research and development            5,530     4,990     4,672     4,118    13,119     5,645     6,445    8,648
   Selling, general and
     administrative                   41,343    18,442    14,401    15,882  _ 35,190  _ 19,232   _19,003  _21,405
                                     -------    ------    ------    ------    ------    ------    ------   ------
     Total operating expenses         46,873    23,432    19,073    20,000    48,309   _24,877    25,448   30,053
                                      ------    ------    ------    ------    ------    ------    ------   ------
Income (loss) from operations       (107,802)   (1,318)    2,461     2,477   (68,051)    1,865       453  (15,097)
Interest (expense) income, net        (1,463)   (1,531)   (2,154)     (920)     (739)     (223)     (121)    (159)
Litigation settlement                      -         -         -   (12,422)        -         -         -        -
                                       -----     -----       ---   -------    ------    ------    ------  -------

Income (loss) before income taxes  (109,265)    (2,849)      307   (10,865)  (68,790)    1,642       332  (15,256)
Provision (benefit) for income
   taxes                              8,620        263        31       156       209      _580       688  _(6,077)
                                    -------      -----       ---    ------     -----     -----       ---    -----

Net income (loss)                 $(117,885)   $(3,112)    $ 276  $(11,021) $(68,999)   $1,062    $ (356) $(9,179)
                                   ========     ======     =====  ========= =========   ======    ======= ========

Net income (loss) per share       $   (6.92)   $ (0.21)    $0.02  $  (0.78) $  (4.99)   $ 0.08    $(0.03) $ (0.69)
                                   ========     ======     =====  ========= =========   ======    ======= ========
Common and common equivalent
   shares used in computing
   net income (loss) per share       17,039     14,791    14,556    14,215    13,828    14,042    13,496   13,370
                                   ========     ======     =====  ========= =========   ======    ======= ========

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

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

CONTINUING OPERATING LOSSES
The Company experienced net operating losses in the fiscal years ended September 30, 1993, 1994 and 1995. The Company's ability to achieve and sustain profitable operations will depend upon a number of factors, including the Company's ability to control costs; to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; the rate and mix of Apple computers and related products sold; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; and other factors. The Company has faced and expects to continue to face increased competition in graphic cards as a result of Apple's transition of its product line to the PCI Bus. In addition, the Company anticipates significantly lower revenue and gross profit from its digital video products primarily due to lower than anticipated sell through rates for Radius Telecast. For these and other reasons, there can be no assurance that the Company will be able to achieve profitability in the near term.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K

(a) (1) Financial Statements. The Company's financial statements filed herewith are as follows:

                                                                                                    Page
                                                                                                    ----
              Report of Ernst & Young LLP, Independent Auditors                                      F-1

              Consolidated Balance Sheets at September 30, 1995 and 1994                             F-2

              Consolidated Statements of Operations for the Years Ended September 30,
                 1995, 1994 and 1993                                                                 F-3

              Consolidated Statements of Shareholders' Equity for the Years Ended
                 September 30, 1995, 1994, and 1993                                                  F-4

              Consolidated Statements of Cash Flows for the Years Ended September 30,
                 1995, 1994, and 1993                                                                F-5

              Notes to Consolidated Financial Statements                                             F-6

(a) (2)       Financial Statement Schedules.  The Company's financial statement
              schedule filed herewith is as follows:                                                 Page
                                                                                                     ----

              Schedule II:  Valuation and Qualifying Accounts                                        F-22

              All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information required is shown either in the financial statements or the notes thereto.

(a) (3)      Exhibits.

             Exhibit
             Number      Title
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

          Exhibit
          Number      Title
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

                      Exhibit
          Number      Title
          10.18                Full Recourse Promissory Notes with J. Daniel Shaver.

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

(8) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 filed on November 15, 1993 (File No. 33-71636).

(9) Incorporated by reference to exhibits to the Company's Amendment No. 2 (File No. 33-79732) to Form S- 4 filed on July 25, 1994.

(10) Incorporated by reference to exhibits to SuperMac's Form S-1 (File No. 33-58158) filed on February 11, 1993.

(11) Incorporated by reference to exhibits to the Company's Report on Form 10-K filed on January 3, 1994.

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

(c)  Exhibits - See (a) (3) above.

(d)  Financial Statement Schedules - See (a) (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RADIUS INC.

                             By:  /s/ Charles W. Berger
                                --------------------------------------
                                Charles W. Berger
                                President, Chief Executive Officer and Director

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Radius Inc.

We have audited the accompanying consolidated balance sheets of Radius Inc. as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at page F-21. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Palo Alto, California                              Ernst & Young LLP
December 8, 1995
except for Note 11, as to which the
date is December 27, 1995

CONSOLIDATED BALANCE SHEETS

September 30  (in thousands)


                                                                        1995             1994
                                                                        ----             ----
Assets
Current assets:
   Cash and cash equivalents                                         $   4,760        $  15,997
   Accounts receivable, net of allowance for doubtful accounts
     of $8,502 in 1995 and $2,548 in 1994                               61,644           62,145
   Inventories                                                          15,071           21,069
   Prepaid expenses and other current assets                             2,336            1,473
   Income tax receivable                                                   519            9,083
   Deferred income taxes                                                  --              8,400
                                                                     ---------        ---------
         Total current assets                                           84,330          118,167

Property and equipment, net                                              3,031            7,728

Deposits and other assets                                                  517              964
                                                                     ---------        ---------
                                                                     $  87,878        $ 126,859
                                                                     =========        =========


Liabilities and Shareholders' Equity (Net capital deficiency)
Current liabilities:
   Accounts payable                                                  $  73,098        $  39,255
   Accrued payroll and related expenses                                  5,815            4,024
   Accrued warranty costs                                                3,170            2,255
   Other accrued liabilities                                            11,920            6,650
   Accrued income taxes                                                  1,665            1,237
   Accrued restructuring and other charges                              17,013           15,148
   Short-term borrowings                                                29,489           18,095
   Obligations under capital leases - current portion                    1,494            1,647
                                                                     ---------        ---------
         Total current liabilities                                     143,664           88,311

Obligations under capital leases-noncurrent portion                      1,331            2,857

Commitments and contingencies

Shareholders' equity: (Net capital deficiency)
   Convertible preferred stock, no par value, 1,000 shares
      authorized; none issued and outstanding
   Common stock, no par value; 50,000 shares authorized;
      issued and outstanding -- 17,143 shares in 1995 and
      14,046 shares in 1994                                            113,791           87,017
   Common stock to be issued                                            12,022             --
   Accumulated deficit                                                (182,993)         (51,251)
   Accumulated translation adjustment                                       63              (75)
                                                                     ---------        ---------
   Total shareholders' equity (Net capital deficiency)                 (57,117)          35,691
                                                                     ---------        ---------
                                                                     $  87,878        $ 126,859
                                                                     =========        =========


See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

For years ended September 30
(in thousands, except per share data)



                                                      1995          1994 (1)         1993 (1)
                                                      ----          --------         --------
Net sales                                         $ 308,133        $ 324,805        $ 337,373

Cost of sales                                       302,937          276,948          254,321
                                                  ---------        ---------        ---------
         Gross profit                                 5,196           47,857           83,052
                                                  ---------        ---------        ---------
Operating expenses:

   Research and development                          19,310           33,956           33,503

   Selling, general and administrative               90,068           94,731           84,132
                                                  ---------        ---------        ---------
         Total operating expenses                   109,378          128,687          117,635
                                                  ---------        ---------        ---------
Loss from operations                               (104,182)         (80,830)         (34,583)

Interest and other income (loss)                     (3,045)            (376)             705

Interest expense                                     (3,023)            (869)            (635)

Litigation settlement                               (12,422)            --               --
                                                  ---------        ---------        ---------
Loss before income taxes                           (122,672)         (82,075)         (34,513)

Provision (benefit) for income taxes                  9,070           (4,600)         (13,774)
                                                  ---------        ---------        ---------
Loss before cumulative
 effect of a change in accounting principle        (131,742)         (77,475)         (20,739)

Cumulative effect of a change in method
 of accounting for income taxes                        --               --                600
                                                  ---------        ---------        ---------
Net loss                                          $(131,742)       $ (77,475)       $ (20,139)
                                                  =========        =========        =========
Net loss per share:

Loss before cumulative effect
 of a change in accounting principle              $   (8.75)       $   (5.70)       $   (1.61)

Cumulative effect of a change in method
 of accounting for income taxes                        --               --               0.05
                                                  ---------        ---------        ---------
Net loss per share                                $   (8.75)       $   (5.70)       $   (1.56)
                                                  =========        =========        =========
Common and common equivalent shares used in
 computing net loss per share                        15,049           13,598           12,905
                                                  =========        =========        =========



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

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended September 30, 1995, 1994 and 1993
(in thousands, except share data)

                                                                                                                           Total
                                                                        Retained                                        Shareholders
                                                                        Earnings                      Accumulated        Equity
                                                         Common       (Accumulated      Deferred      Translation      (Net Capital
                                                         Stock          Deficit)      Compensation     Adjustment       Deficiency)
                                                         -----          --------      ------------     ----------       -----------
Balance at September 30, 1992 (1)                     $  60,203        $  36,449       $    (58)       $      37        $   96,631
   Issuance of 738 shares of common stock
     under the SuperMac public offering                  15,401                                                             15,401
   Issuance of 517 shares of common stock
     under Stock Option Plans                             1,324             --              --               --              1,324
   Issuance of 159 shares of common stock
     under the Employee Stock Purchase Plans              1,663             --              --               --              1,663
   Tax benefit from stock options exercised               3,358             --              --               --              3,358
   Amortization of deferred compensation                   --               --               36              --                 36
   Currency translation adjustment                         --               --              --              (119)             (119)
   Net loss                                                --            (20,139)           --               --            (20,139)
                                                      ---------        ---------       ---------        ---------        ---------
Balance at September 30, 1993 (1)                        81,949           16,310            (22)             (82)           98,155
   Issuance of 350 shares of common stock
     under Stock Option Plans                             1,800             --              --               --              1,800
   Issuance of 170 shares of common stock
     under Employee Stock Purchase Plans                    989             --              --               --                989
   Issuance of 206 shares of common stock
     pursuant to the acquisition of VideoFusion           1,854             --              --               --              1,854
   Tax benefit from stock options exercised                 425             --              --               --                425
   Amortization of deferred compensation                   --               --               22             --                  22
   Currency translation adjustment                         --               --              --                 7                 7
   Net loss                                                --            (77,475)           --               --            (77,475)
   Elimination of SuperMac net loss
      for the three months ended December 31, 1993                         9,914            --               --              9,914
                                                      ---------        ---------       ---------        ---------        ---------

Balance at September 30, 1994                            87,017          (51,251)           --                (75)          35,691
   Issuance of 214 shares of common stock
     under Stock Option Plans                             1,254                                                              1,254
   Issuance of 162 shares of common stock
     under Employee Stock Purchase Plan                   1,298                                                              1,298
   Issuance of 212 shares pursuant to the
     acquisition of VideoFusion                           2,857                                                              2,857
   Settlement of Litigation-stock to be issued           12,022                                                             12,022
   Issuance of 2,509 shares of common stock
     through private placement                           21,365                                                             21,365
   Currency translation adjustment                                                                            138              138
   Net Loss                                                                                              (131,742)        (131,742)
                                                      ---------        ---------       ---------        ---------        ---------

Balance at September 30, 1995                         $ 125,813        $(182,993)           --          $      63        $ (57,117)
                                                      =========        =========       =========        =========        =========


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

CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


For years ended September 30
(in thousands)                                                        1995             1994            1993(1)
                                                                      ----             ----            -------
Cash flows from operating activities:
   Net loss                                                        $(131,742)       $ (77,475)       $ (20,139)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization                                   4,689            4,542            8,160
       Acquired in-process research and development expenses            --              2,550             --
       Elimination of SuperMac net loss for the three months
           ended December 31, 1993                                      --              9,914             --
       Non-cash restructuring and other charges                       57,865           40,775           28,981
       Common stock to be issued                                      12,022             --               --
     (Increase) decrease in assets:
         Accounts receivable                                          (5,471)         (20,171)          (7,543)
         Allowance for doubtful accounts                               5,954              426              297
         Inventories                                                 (27,140)          (1,058)          (5,633)
         Prepaid expenses and other current assets                      (862)           1,739               15
         Income tax receivable                                         8,564              468           (9,551)
         Deferred income taxes                                         8,400           11,248          (11,322)
       Increase (decrease) in liabilities:
         Accounts payable                                             33,843            3,470            2,570
         Accrued payroll and related expenses                         (1,871)          (1,441)           1,014
         Accrued warranty costs                                          915           (1,584)             438
         Other accrued liabilities                                     5,270           (4,039)           2,171
         Accrued restructuring and other charges                     (13,601)          (6,117)            --
         Accrued income taxes                                            428           (1,534)           4,585
                                                                   ---------        ---------        ---------
         Total adjustments                                            89,005           39,188           14,182
                                                                   ---------        ---------        ---------
         Net cash used in operating activities                       (42,737)         (38,287)          (5,957)
                                                                   ---------        ---------        ---------

Cash flows from investing activities:
   Capital expenditures                                               (1,894)          (3,460)          (7,739)
   Deposits and other assets                                            (238)              71             --
   Purchase of short-term investments                                   --             (2,002)         (31,914)
   Proceeds from sale of short-term investments                         --             18,395           35,938
                                                                   ---------        ---------        ---------
         Net cash provided by (used in) investing activities          (2,132)          13,004           (3,715)
                                                                   ---------        ---------        ---------

Cash flows from financing activities:
   Issuance of short-term borrowings, net                             11,394           15,275            1,158
   Issuance of common stock                                           23,917            3,214           18,388
   Principal payments of long-term debt                                 --                (43)          (1,388)
   Principal payments under capital leases                            (1,679)          (1,179)          (1,140)
                                                                   ---------        ---------        ---------
         Net cash provided by
           financing activities                                       33,632           17,267           17,018
                                                                   ---------        ---------        ---------
Net increase (decrease) in cash and cash equivalents                 (11,237)          (8,016)           7,346
Cash and cash equivalents, beginning of period                        15,997           24,013           16,667
                                                                   ---------        ---------        ---------
Cash and cash equivalents, end of period                           $   4,760        $  15,997        $  24,013
                                                                   =========        =========        =========

See accompanying notes

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

     Inventories

     Inventories are stated at the lower of cost or market. The Company reviews the levels of its inventory in light of current and forecasted demand to identify and provide reserve for obsolete, slow-moving, or non-salable inventory. Cost is determined using standard costs that approximate cost on a first-in, first-out basis. Inventories consist of the following (in thousands):


           September 30                          1995                 1994
                                                 ----                 ----
           Raw materials                       $  1,559           $   4,515
           Work in process                        2,258               6,852
           Finished goods                        11,254               9,702
                                               --------           ---------
                                               $ 15,071            $ 21,069
                                               ========            ========


     Property and equipment

     Property and equipment is stated at cost and consists of the following (in thousands):


           September 30                           1995                1994
                                                  ----                ----
           Computer equipment                  $ 17,429           $  18,007
           Machinery and equipment               12,335              14,184
           Furniture and fixtures                 6,023               5,562
           Leasehold improvements                 1,084               1,683
                                               --------           ---------
                                                 36,871              39,436
           Less accumulated depreciation
           and amortization                     (33,840)            (31,708)
                                               ---------          ---------
                                               $  3,031           $   7,728
                                               ========           =========


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

     Warranty expense

     The Company provides at the time of sale for the estimated cost to repair or replace products under warranty. The warranty period commences on the end user date of purchase and is normally one year for displays and digital video products and for the life of the product for graphics cards.

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

     The Company also hedges substantially all of its trade accounts receivable denominated in foreign currency through the use of foreign currency forward exchange contracts based on firm third party commitments. Gains and losses associated with currency rate changes on forward contracts are recognized in the consolidated statements of operations upon contract settlement and were not material. At September 30, 1995, the Company had forward contracts to sell three different foreign currencies which totaled the equivalent of approximately $11.1 million and mature between October 1995 and November 1995. At September 30, 1995, the fair value of the Company's forward contracts approximated cost.

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

NOTE TWO.  BORROWINGS

     Line of credit arrangement

     In February 1995, the Company and IBM Credit Corp. ("ICC") entered into a $30.0 million Inventory and Working Capital Financing Agreement (the "ICC Agreement"). The ICC Agreement permits advances for inventory and working capital up to the lesser of $30.0 million or 85% of eligible receivables ("Inventory and Working Capital Advances"). In September 1995, ICC advanced an additional $20.0 million under the ICC Agreement to finance the manufacturing of the Company's MacOS compatible products (the "MacOS Advances"). The weighted average interest rate during 1995 was approximately 12.6%. Advances bear interest at rates ranging from prime rate plus 2.25% to prime rate plus 4% and are secured by all the assets of the Company. The ICC Agreement expires in March 1996.

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

     In addition, the Company entered into a Business Loan Agreement on March 20, 1995 with Silicon Valley Bank. The agreement, which expires on March 19, 1996, allows the Company to issue letters of credit as a sub-facility under a $5.0 million foreign accounts receivable revolving line of credit subject to an interest rate of up to the prime rate plus 1.25%. The weighted average interest rate during 1995 was approximately 13.0%. The related debt outstanding as of September 30, 1995 was $1.7 million and outstanding letters of credit were $0.8 million. The Company was not in compliance with all the terms of this credit arrangement.

     One of the Company's subsidiaries has a revolving line of credit with a bank in Japan. Borrowings were approximately $3.1 million at September 30, 1995. This note bears interest at the lesser of the Euro-yen rate or the bank's prime lending rate (1.5 percent at September 30, 1995, the prime rate). The weighted average interest rate during 1995 was approximately 4.9% The line of credit is renewed every six months with the next renewal in December 1995.

NOTE THREE.  COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases facilities under operating leases and certain computer equipment and office furniture under capital leases. Depreciation expense for assets under capital leases is included in depreciation and amortization expense. The cost and net book value of these capitalized lease assets included in property and equipment are (in thousands):


     At September 30,                      Cost          Net Book Value
                                         -------         ---------------
     1995                                $ 7,437            $ 2,642
     1994                                  7,437              4,021


     Future minimum lease payments at September 30, 1995, under capital leases and noncancelable operating leases are as follows (in thousands):

                                                Capital             Operating
                                                 Leases              Leases

     1996                                        $1,686              $ 1,837
     1997                                         1,155                1,887
     1998                                           280                1,843
     1999                                             -                1,750
     2000                                             -                1,759
                                                -------             --------
     Total minimum lease payments                 3,121              $ 9,076
     Amount representing interest                  (296)
                                                -------

     Present value of minimum lease payments      2,825
     Amount due within one year                  (1,494)
                                                -------
     Amount due after one year                  $ 1,331
                                                =======


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

     The following table summarizes the consolidated activity of the 1986 and 1988 Stock Option Plans and the 1992 Non-Employee Directors' Stock Option
     Plan:

                                                                September 30,
                                                -------------------------------------------
                                                1995               1994                1993

Outstanding at beginning of year             2,042,481         2,208,783         2,157,040

Granted                                        707,590           892,131         1,219,514

Exercised                                     (213,791)         (294,042)         (516,597)

Canceled                                      (838,745)         (764,391)         (651,174)
                                          ------------      ------------      ------------
Outstanding at September 30                  1,697,535         2,042,481         2,208,783
                                          ============      ============      ============
Price range at September 30               $1.36-$28.96      $0.42-$32.18      $0.42-$30.14
                                          ============      ============      ============
Price range of options exercised          $0.42-$13.13      $0.42-$13.13      $0.42-$22.35
                                          ============      ============      ============
Exercisable at September 30                  1,325,222           706,474           455,241
                                          ============      ============      ============
Available for grant at September 30            415,586           281,726           331,314
                                          ============      ============      ============

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

NOTE FIVE.  FEDERAL AND STATE INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                           1995                1994                      1993
- --------------------------------------------------------------------------------
              For years ended September 30
              (in thousands)

Federal:

  Current               $   --                 $(12,583)              $ (3,974)
  Deferred                 7,170                 12,311                 (7,505)
                        --------               --------               --------
                           7,170                   (272)               (11,479)
Foreign:

  Current                    650                    376                    297
                        --------               --------               --------

State:

  Current                     20                 (3,641)                   844
  Deferred                 1,230                 (1,063)                (3,436)
                        --------               --------               --------
                           1,250                 (4,704)                (2,592)
                        --------               --------               --------
                        $  9,070               $ (4,600)              $(13,774)
                        ========               ========               ========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                    1995            1994
     -------------------------------------------------------------------------------------
     For years ended September 30
     (in thousands)

Deferred tax assets:
         Net operating loss carryovers                            $ 27,077        $  5,100
         Reserves and accruals not currently tax deductible         22,342          10,055
         Restructuring reserves                                     22,314            --
         Credit carryovers                                           6,280           3,100
         Inventory valuation differences                             4,188          12,612
         Depreciation                                                4,079           4,202
         Capitalized research & development expenditures             3,202           2,193
         Other                                                        --               374
                                                                  --------        --------
         Total deferred tax assets                                  89,482          37,636
                                                                  --------        --------
         Valuation allowance for deferred tax assets               (85,086)        (26,724)
                                                                  --------        --------
         Deferred tax assets                                      $  4,396        $ 10,912
                                                                  ========        ========

Deferred tax liabilities:

         State income tax                                         $  3,849        $  2,512
         Other                                                         547            --
                                                                  --------        --------
         Total deferred tax liabilities                              4,396           2,512
                                                                  --------        --------
         Net deferred tax assets                                  $   --          $  8,400
                                                                  ========        ========


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

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

                                                      1995           1994             1993
- -------------------------------------------------------------------------------------------
     For years ended September 30
     (in thousands)


Expected tax at statutory rate                     $(42,935)       $(28,726)       $(12,080)
Change in valuation allowance                        49,820          26,724            --
State income tax, net of federal tax benefit          1,250          (3,105)         (1,707)
Non-deductible merger costs                            --             1,054            --
Non-deductible charge for purchased
    research and development                           --               763            --
Research and development tax credits                   (497)           (458)           (734)
Other                                                 1,432            (852)            747
                                                   --------        --------        --------
                                                   $  9,070        $ (4,600)       $(13,774)
                                                   ========        ========        ========


     As of September 30, 1995, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $71,000,000 and $27,900,000, respectively. The state loss carryforwards will expire as follows; $8,000,000 in 1998, $5,000,000 in 1999; and $14,900,000 in 2000,
     if not utilized, and the federal loss carryforwards will expire primarily in 2009 and 2010, if not utilized. In addition, the Company had tax credit carryforwards of approximately $6,280,000 which will expire in 2005, if not utilized.

     Utilization of net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

NOTE SIX.  STATEMENTS OF CASH FLOWS

                                                          1995            1994             1993
           ------------------------------------------------------------------------------------
         For years ended September 30,
         (in thousands)

         Supplemental disclosure of cash
           flow information (in thousands):

Cash paid (received) during the year for:

Interest                                        $ 1,620       $   812       $  927
                                                =======       =======       ======
Income taxes                                    $(8,370)      $(8,295)      $2,661
                                                =======       =======       ======
Supplemental schedule of noncash
  investing and financing activities
  (in thousands):

Retirement of fully and partially
  depreciated assets                            $ 4,459       $ 6,025       $1,544
                                                =======       =======       ======

Tax benefit from stock options
  exercised                                     $  --         $   425       $3,358
                                                =======       =======       ======

Equipment acquired pursuant to
 capital leases                                 $  --         $ 2,000       $4,138
                                                =======       =======       ======

Common stock issued pursuant to
  VideoFusion agreement                         $ 2,857       $  --         $ --
                                                =======       =======       ======



NOTE SEVEN.  EXPORT SALES AND MAJOR CUSTOMERS

     The Company currently operates in one principal industry segment: the design, manufacturing and marketing of color publishing and digital video computer products. The Company's export sales were approximately $124,469,000, $112,050,000 and $108,115,000 in the fiscal years ended
     September 30, 1995, 1994 and 1993, respectively, and included export sales to Europe of approximately $57,257,000, $60,621,000, and $59,473,000, respectively. Export sales to Japan were approximately $57,173,000, $35,701,000 and $33,042,000 for fiscal years ended September 30, 1995, 1994 and 1993, respectively.

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



                                                                                 Representing
                                                                   --------------------------------
                                                                                                  Cash Outlays
                                                                                     -------------------------
                                                                               Asset
                                                         Provision       Write-Downs    Completed       Future
     Adjust inventory levels                               $22,296          $ 19,200     $  3,096     $      -
     Excess facilities                                       2,790               400        2,236          154
     Revision of the operations business model               9,061             7,078        1,268          715
     Employee severance                                      6,311                 -        6,311            -
     Merger related costs                                    2,949                 -        2,949            -
                                                           -------          --------     --------     --------
     Total charges                                         $43,407           $26,678     $ 15,860     $    869




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

                                                                 Representing
                                                                 --------------------------------------------

                                                                                                 Cash Outlays
                                                                                    -------------------------
                                                                               Asset
                                                         Provision       Write-Downs    Completed       Future
     Adjust inventory levels                              $33,138          $  32,300      $     -     $    838
     Excess facilities                                       2,004               404            -        1,600
     Cancellation fees and asset write-offs                 19,061             5,196            -       13,865
     Employee severance                                      3,662                 -            -        3,662
                                                          --------         ---------      -------     --------
     Total charges                                        $ 57,865         $  37,900      $     -     $ 19,965


     The adjustment of inventory levels reflects the discontinuance of several product lines. Revenues and product margins for significant product lines discontinued were as follows: MacOS-compatible systems were $21.8 million and $(19.2 million), respectively; and low-margin displays $82.9 million and $19.6 million, respectively. The provision for excess facility costs represent the write-off of leasehold improvements and the costs associated with anticipated reductions in facilities. The cancellation fees and asset write-offs reflect the Company's decision to refocus its efforts on providing solutions for the color publishing and multimedia markets. Employee severance costs are related to employees or temporary employees who have been or will be released due to the revised business model. As of December 15, 1995, approximately 157 positions of the 240 total planned had been eliminated in connection with the new business model. The Company had not spent any cash for this restructuring as of September 30, 1995. As of September 30, 1995, the Company had cash and cash equivalents of $4.8 million. See "Management's Business Recovery Plans" at Note 1 due to the Consolidated Financial Statements. The Company expects to have substantially completed the restructuring by September 1996.

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

     Separate results of operations for the periods prior to the Merger are as follows (in thousands):

                                                                             Merger-
                                                                             Related
                                                 Radius       SuperMac       Expenses    Adjustment  Combined
                                                 ------       --------       --------    ----------  --------
     Year ended September 30, 1994
         Net revenues                          $162,922        $164,978    $ (3,095)      $ -        $324,805
         Net loss                               (18,293)       (15,775)     (43,407)        -         (77,475)
     Year ended September 30, 1993
         (SuperMac as of December 1993)
         Net revenues                           134,872         202,501           -         -         337,373
         Net loss                               (17,415)         (2,724)          -         -         (20,139)


     The merger related expenses reflect the recording of the merger related restructuring and other charges.

     Prior to the Merger, SuperMac's fiscal year end was December 31. SuperMac's separate results for fiscal 1994 have been restated to conform with the twelve months ended September 30. The Consolidated Financial Statements for all periods prior to fiscal 1994 have not been restated to adjust SuperMac's fiscal year end to that of Radius. Such periods include Radius' results of operations and balance sheet data on a September 30 fiscal year basis and SuperMac's on a December 31 calendar year basis. Therefore, the results for both the fiscal year ended September 30, 1994 and the results for the fiscal year ended 1993 include the results for SuperMac's three months ended December 31, 1993. Revenues, cost and expenses, and net loss of SuperMac for the three months ended December 31, 1993 were, $48.5 million, $64.7 million and $9.9 million, respectively.

     The Company incurred substantial costs in connection with the Merger and consolidation of operations. Included in the accompanying consolidated statement of operations for the year ended September 30, 1994 are merger related expenses totaling $43.4 million consisting primarily of charges for the discontinuance of duplicative product lines and related assets, elimination of duplicative facilities, property and equipment and other assets, and personnel severance costs as well as transaction fees and costs incident to the Merger. See Note 8 of Notes to the Consolidated Financial Statements.

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

     COLOR SERVER GROUP
     On December 23, 1995, the Company signed a definitive agreement pursuant to which the Company will sell its Color Server business to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. (the "Parent"), a corporation formed by various investment entities associated with Summit Partners. The Company will receive approximately $21.9 million in cash (subject to certain post-closing adjustments) and 4,282 shares of the Parent's 6% Series B Redeemable and Convertible Preferred Stock (the " Series B Preferred Stock"). The shares of Series B Preferred Stock will be convertible by the Company at any time into 19.9% of the Parent's common stock outstanding as of the closing of the transaction. The shares of Series B Preferred Stock also will be redeemable by the Parent at any time, and will be subject to mandatory redemption beginning on the sixth anniversary of issuance, in each case at a redemption price of $1,000 per share plus accrued dividends. The transaction is expected to close in January 1996. Under the Inventory and Working Capital Agreement, as recently amended, with IBM Credit Corp., the Company is required to pay all of the net proceeds of the Color Server business transaction to IBM Credit Corp. in order to reduce the Company's outstanding indebtedness under that agreement.

     IBM CREDIT CORP.
     On December 14, 1995, the Company and IBM Credit Corp. ("ICC") amended the Inventory and Working Capital Financing Agreement (the "ICC Agreement") entered into by the Company and ICC on February 17, 1995 and subsequently revised in September 1995 to fund the manufacturing of the Company's MacOS compatible systems products. See Note 2 to the Consolidated Financial Statements. Under the amendment, ICC waived the Company's failure to comply with all of its contractual obligations and financial covenants under the ICC Agreement. The ICC Amendment, among other things, also provides that until March 31, 1996 ICC will extend advances to the Company in an amount up to 90% of the Company's collections and fund the Company's payroll in the event that collections are insufficient to permit the advances needed for this purpose. Such advances and payroll funding, however, may be suspended by ICC (i) immediately following a default of the ICC Amendment, and (ii) following thirty (30) days notice in the event of any default of the ICC Agreement. The ICC Amendment also requires the Company to pay all of the net proceeds of the Color Server Group transaction to ICC to reduce the Company's outstanding indebtedness under the ICC Agreement.

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

SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                            Balance at   Charged to    Charged                   Balance
                                            beginning    costs and     to other                  at end of
         Description                        of period    expenses      accounts   Deductions(1)  period
         -----------                        ----------   ----------    --------   -------------  ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
     Year ended September 30, 1993 (2)         $1,825     $1,272          $0         $975        $2,122

     Year ended September 30, 1994          $2,018 (2)    $1,283          $0         $753        $2,548

     Year ended September 30, 1995             $2,548     $6,837          $0         $883        $8,502

- -----------------------------

(1)     Uncollectable accounts written off.

(2) The Consolidated Financial Statements for fiscal 1993 have not been restated for the change in fiscal year. This period includes Radius' results of operations and balance sheet data on a September 30 fiscal year basis and SuperMac's on a December 31 calendar year basis.