Form 10-Q
period 1996-06-30
RADIUS INC
filed 1996-08-13
CIK 805574

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,  1996.

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

                                  YES   X       NO
                                      -----        ----

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON AUGUST 13, 1996 WAS 18,147,099.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

This report consists of 27 sequentially numbered pages. The exhibit index on this report is located on sequentially numbered page 26.

                                     RADIUS INC.

                                        INDEX





PART I.     FINANCIAL INFORMATION                                                         PAGE
- ---------------------------------                                                         ----

Item 1.    Financial Statements

             Consolidated Balance Sheets at June 30, 1996 and September 30, 1995              3

             Consolidated Statements of Operations for the Three and Nine Months
             Ended June 30, 1996 and 1995                                                     4

             Consolidated Statements of Cash Flows for the Nine Months Ended
             June 30, 1996 and 1995                                                           5

             Notes to Consolidated Financial Statements                                       6

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                            9



PART II.    OTHER INFORMATION
- -----------------------------

Item 1.    Legal Proceedings                                                               22

Item 5.    Other Information                                                               23

Item 6.    Exhibits and Reports on Form 8-K                                                24


SIGNATURES                                                                                 25
- ----------


                                     RADIUS INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)




                                                                    JUNE 30,    SEPTEMBER 30,
                                                                     1996         1995 (1)
                                                                  -----------    -----------

                                                                  (unaudited)
ASSETS:
Current assets:
   Cash                                                            $ 3,264       $  4,760
   Accounts receivable, net                                         22,234         61,644
   Inventories                                                      15,825         15,071
   Prepaid expenses and other current assets                           424          2,336
   Income tax receivable                                               514            519
                                                                   ---------      --------
         Total current assets                                       42,261         84,330
Property and equipment, net                                          1,475          3,031
Deposits and other assets                                              142            517
                                                                   ---------      --------
                                                                   $43,878        $87,878
                                                                   ---------      --------
                                                                   ---------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY (Net capital deficiency)
Current liabilities:
   Accounts payable                                                $37,952        $73,098
   Accrued payroll and related expenses                              2,196          5,815
   Accrued warranty costs                                              687          3,170
   Other accrued liabilities                                         8,866         11,920
   Accrued income taxes                                              2,056          1,665
   Accrued restructuring and other charges                          15,474         17,013
   Short-term borrowings                                            22,920         29,489
   Obligations under capital leases - current portion                1,293          1,494
                                                                   ---------      --------
         Total current liabilities                                  91,444        143,664

Obligations under capital leases - noncurrent portion                  321          1,331

Shareholders' equity: (Net capital deficiency)
   Common stock                                                    126,243        113,791
   Common stock to be issued                                             -         12,022
   Accumulated deficit                                            (174,144)      (182,993)
   Accumulated translation adjustment                                   14             63
                                                                   ---------      --------
         Total shareholders' equity (Net capital deficiency)       (47,887)       (57,117)
                                                                   ---------      --------
                                                                   $43,878        $87,878
                                                                   ---------      --------
                                                                   ---------      --------



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

                                     RADIUS INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data; unaudited)


                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                       ------------------            -----------------

                                                      1996           1995           1996           1995
                                                      ----           ----           ----           ----
Net sales                                         $  20,034      $  87,325      $  83,261     $  251,007
Cost of sales                                        13,470         65,211         67,175        184,882
                                                  ---------      ---------      ---------      ---------
         Gross profit                                 6,564         22,114         16,086         66,125
                                                  ---------      ---------      ---------      ---------

Operating expenses:
   Research and development                           1,092          4,990          6,241         13,780
   Selling, general and administrative                4,518         18,442         21,430         48,725
                                                  ---------      ---------      ---------      ---------
         Total operating expenses                     5,610         23,432         27,671         62,505
                                                  ---------      ---------      ---------      ---------

Income (loss) from operations                           954         (1,318)       (11,585)         3,620

Other income (expense), net                           3,975         (1,531)        21,090         (4,605)
Settlement of litigation                                 --             --             --        (12,422)
                                                  ---------      ---------      ---------      ---------
Income (loss) before income taxes                     4,929         (2,849)         9,505        (13,407)

Provision  for income taxes                             216            263            656            450
                                                  ---------      ---------      ---------      ---------

Net income (loss)                                 $   4,713      $  (3,112)      $  8,849     $  (13,857)
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------

Income(loss) per share:

Net income (loss) per share                        $   0.26      $   (0.21)      $   0.49      $   (0.96)
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------


Common and common equivalent shares used             18,412         14,791         17,950         14,386
  in computing net income(loss) per share         ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------

                               See accompanying notes.

                                     RADIUS INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                              (in thousands, unaudited)



                                                                       NINE MONTHS ENDED
                                                                            JUNE 30,
                                                                    -----------------------
                                                                     1996           1995
                                                                      ----           ----
Cash flows from operating activities:
   Net income (loss)                                              $  8,849       $(13,857)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                    1,470          2,988
    Gain on the sale of the Color Hard Copy Group                  (20,638)             -
    Common stock to be issued                                            -         12,022
    Loss on the disposal of fixed assets                               301              -
    (Increase) decrease in assets:
      Accounts receivable                                           39,202        (16,751)
      Allowance for doubtful accounts                               (2,900)        (1,610)
      Inventories                                                   (2,162)       (17,292)
      Prepaid expenses and other current assets                      1,912            545
      Income tax receivable                                              5          8,390
   Increase (decrease) in liabilities:
    Accounts payable                                               (31,584)        17,064
    Accrued payroll and related expenses                            (3,489)          (297)
    Accrued warranty costs                                          (2,373)           623
    Other accrued liabilities                                       (1,914)           308
    Accrued restructuring costs                                     (1,539)       (13,477)
    Accrued income taxes                                               391             75
                                                                  --------       --------
         Net cash  used in  operating activities                   (14,469)       (21,269)

Cash flows from investing activities:
   Capital expenditures                                               (215)        (2,848)
   Goodwill                                                              -         (2,692)
   Deposits and other assets                                           375         (1,233)
   Net proceeds from the sale of the Color Hard Copy Group          20,163              -
                                                                  --------       --------
         Net cash provided by (used in) investing activities        20,323         (6,773)

Cash flows from financing activities:
   Principal payments of short-term borrowings, net                 (6,569)         3,414
   Principal payments of long-term debt and capital leases          (1,211)        (1,301)
   Issuance of common stock                                            430         26,200
                                                                  --------       --------
         Net cash provided by (used in) financing activities        (7,350)        28,313
                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents                (1,496)           271
Cash and cash equivalents, beginning of period                       4,760         15,997
                                                                  --------       --------
Cash and cash equivalents, end of period                          $  3,264        $16,268
                                                                  --------       --------
                                                                  --------       --------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
    Interest paid                                                 $  2,804       $  2,009
                                                                  --------       --------
                                                                  --------       --------
    Income taxes paid                                             $    260       $      -
                                                                  --------       --------
                                                                  --------       --------

                               See accompanying notes.

                                     RADIUS INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Radius Inc. ("Radius") as of June 30, 1996 and for the three and nine months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

During the first quarter of its 1995 fiscal year, the Company changed its fiscal year end from the Sunday closest to September 30 to the Friday closest to September 30. During the second quarter of its 1995 fiscal year, the Company changed its fiscal year end to the Saturday closest to September 30 for operational efficiency purposes. For clarity of presentation, all fiscal periods in this Form 10-Q are reported as ending on a calendar month end.


NOTE 2.  INVENTORIES

Inventories, stated at the lower of cost or market, consist of (in thousands):

                                               JUNE 30,       SEPTEMBER 30,
                                                 1996              1995
                                               --------         ---------

         Raw materials                          $  539          $ 1,559
         Work in process                         3,113            2,258
         Finished goods                         12,173           11,254
                                               --------         --------
                                              $ 15,825         $ 15,071
                                               --------         --------
                                               --------         --------

NOTE 3.  COMMITMENTS AND CONTINGENCIES

(a) In November 1995, Electronics for Imaging, Inc. ("EFI") filed a suit in the United States District Court in the Northern District of California alleging that the Company infringes a patent allegedly owned by EFI. Although the complaint does not specify which of the Company's products allegedly infringe the patent, subsequent pleading indicates that EFI alleges that the Company's Color Server products allegedly infringe. In January 1996, the Company completed its divestiture of the Color Server Group. The Company has certain indemnification obligations relating to this litigation. See Note 4 of Notes to Consolidated Financial Statements and Item 5 Other Information - Color Server Group Divestiture.

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

The Company was served with the Shapiro complaint on August 22, 1995, and was served with the Maizes complaint on January 5, 1996. Defendants' petition to the California State Judicial Council to coordinate the Shapiro case with similar cases brought in other California jurisdictions was granted in part and it is anticipated that the coordinated proceedings will be held in Superior Court of California, San Francisco County. An amended consolidated complaint was filed on March 26, 1996. Discovery proceedings are scheduled to begin. The Company believes it has meritorious defenses to the plaintiffs' claims and is defending them vigorously. In the opinion of management, based on the facts known at this time, the eventual outcome of these cases may have a material adverse effect on the results of operations or financial position of the Company in the financial period in which they are resolved, in addition, whether or not the eventual outcome of these cases have a material adverse effect on the results of operations or financial position of the Company, the costs of defense
- -- regardless of the outcome -- may have a material adverse effect on the results of operations and financial position of the Company.

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

NOTE 4.  BUSINESS DIVESTITURES

COLOR SERVER GROUP DIVESTITURE

In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. (the "Parent"), a corporation formed by various investment entities associated with Summit Partners. Through June 30, 1996 the Company has received approximately $21.0 million in cash and an additional $2.4 million is being maintained in escrow for certain post-closing adjustments and to secure certain indemnification obligations. The Company also received 4,282 shares of the Parent's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock will be convertible by the Company at any time into approximately 19.9% of the Parent's common stock outstanding as of the closing of the transaction. The Company has not converted the Series B
Preferred Stock. On June   , 1996, the Company granted IBM Credit Corp.
("ICC"), its secured lender, an option to purchase 428 shares of Series B Preferred as a fee for the restructuring of the terms of its credit agreement with ICC. The shares of Series B Preferred Stock also will be redeemable by the Parent at any time, and will be subject to mandatory redemption beginning on the sixth anniversary of issuance, in each case at a redemption price of $1,000 per share plus accrued dividends. These shares of Series B Preferred Stock have been pledged to ICC. The Company has certain indemnification obligations in connection with the patent lawsuit brought by Electronics for Imaging, Inc. See Item 1 "Legal Proceedings". The net proceeds from the sale of the Color Server Group were paid to Silicon Valley Bank ("SVB") in order to repay the Company's indebtedness to SVB, and to ICC, in order to reduce the Company's outstanding indebtedness to ICC.

PORTRAIT DISPLAY LABS

In January 1996, the Company entered into a series of agreements with Portrait Display Labs, Inc. ("PDL"). The agreements assigned the Company's pivoting technology to PDL and canceled PDL's on-going royalty obligation to the Company under an existing license agreement in exchange for a one-time cash payment. PDL also granted the Company a limited license back to the pivoting technology. Under these agreements, PDL also settled its outstanding receivable to the Company by paying the Company $500,000 in cash and issuing to the Company 214,286 shares of PDL's Common Stock. These shares of PDL Common Stock have been pledged to ICC.

UMAX DATA SYSTEMS, INC.

In February 1996, the Company sold its MacOS compatible systems business to UMAX Computer Corporation ("UCC"), a company formed by UMAX Data Systems, Inc. ("UMAX"). The Company received approximately $2.3 million in cash and debt relief, and 1,492,500 shares of UCC's Common Stock, representing approximately 19.9% of UCC's then outstanding shares of Common Stock. The Company has a right to receive royalties based on UCC's net revenues related to the MacOS compatible systems business. These shares of UCC Common Stock have been pledged to ICC.

NOTE 5.  Restructuring Reserve Reversal

During the quarter ended June 30, 1996, the Company reversed approximately $913,000 of restructuring reserves as a result of a favorable settlement related to facility lease cancellation fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report, with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.

All assumptions, anticipations, and expectations contained herein are forward-looking statements that involve uncertainty and risk. Actual results could differ materially from those projected in such forward-looking statements. Each forward-looking statement should be read in conjunction with the entire consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report, with the information contained in Item 2, including, but not limited to, Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results, with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, including, but not limited to, Management's Discussion and Analysis of Financial Condition -- Certain Factors That May Affect the Company's Future Results of Operations, and Business Divestitures, and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996, including, but not limited to, Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).




                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            JUNE 30,                JUNE 30,

                                                        1996        1995        1996        1995
                                                        ----        ----        ----        ----
     Net sales                                         100.0%      100.0%      100.0%      100.0%
     Cost of sales                                      67.2        74.7        80.7        73.7
                                                       -----       -----       -----       -----
       Gross profit                                     32.8        25.3        19.3        26.3
                                                       -----       -----       -----       -----
     Operating expenses:
       Research and development                          5.5         5.7         7.5         5.5
       Selling, general and administrative              22.6        21.1        25.7        19.4
                                                       -----       -----       -----       -----
         Total operating expenses                       28.0        26.8        33.2        24.9
                                                       -----       -----       -----       -----
     Income (loss) from operations                       4.8        (1.5)      (13.9)        1.4
     Other income(expense), net                         19.8        (1.8)       25.3        (1.8)
     Settlement of litigation                              -           -           -        (4.9)
                                                       -----       -----       -----       -----
     Income (loss) before income taxes                  24.6        (3.3)       11.4        (5.3)
     Provision for income taxes                          1.1         0.3         0.8         0.2
                                                       -----       -----       -----       -----

     Net income (loss)                                  23.5%       (3.6)%      10.6%       (5.5)%
                                                       -----       -----       -----       -----
                                                       -----       -----       -----       -----


NET SALES

The Company's net sales decreased 77.1% to $20.0 million in the third quarter of fiscal 1996 from $87.3 million for the same quarter in fiscal 1995. This decline was primarily due to the Company's efforts to refocus its business which included exiting markets for high-volume low-margin displays, reduced sales of the Company's video and graphics products caused by Apple Computer's ("Apple") shift from Nubus to PCI Bus computers, and business divestitures. As a result of the sale by the Company of its Color Server Group (as described more fully in the Company's Annual Report on Form 10-K, Management's Discussion and Analysis of Financial Condition -- "Certain Factors That May Affect the Company's Future Results of Operations", and "Business Divestitures," and below in Item 5
"Other Information"), the Company recorded no revenue from sales of color server products in the third quarter of its 1996 fiscal year.

Net sales for the first nine months of fiscal 1996 decreased 66.8% to $83.3 million from $251.0 million in the same period in fiscal 1995. This decline was primarily due to the Company's efforts to refocus its business which included exiting markets for high-volume low-margin displays, reduced sales of the Company's video and graphics products caused by Apple's shift from Nubus to PCI Bus computers, and business divestitures.

As a result of the sale by the Company of its Color Server Group, the Company recorded no revenue from sales of color server products in the third and second quarter of its 1996 fiscal year and recorded approximately $7.0 million for the first quarter of its 1996 fiscal year. The Company anticipates significantly lower overall net sales in the immediate future as a result of the Company's decision to focus its efforts on providing solutions for high end digital video and graphics customers, discontinue selling mass market displays and other low value added products, and the divestiture of certain businesses such as its color server group and MacOS compatible systems. Revenues attributable to the Company's Color Server Group were $21.7 million for the nine months ended June 30, 1995. Had the net sales of the Color Server Group not been included in net sales for the nine months ended June 30, 1995 and 1996, net sales for such periods would have been $229.3 million and $76.3 million, respectively. See "--Business Divestitures."

One customer accounted for 53.5% and 39.0% of the Company's net sales for the three and nine months ended June 30, 1996, respectively. For the corresponding periods of fiscal 1995, one customer accounted for 43.8% and 25.1%, respectively, of the Company's net sales.

The Company's third quarter export sales increased to 35.0% from 32.9% of net sales in the same quarter of fiscal 1995 primarily due to sales decline in export sales being less than the sales decline in the North America sales region. Export sales were 52.8% of net sales for the nine month period in fiscal 1996. The Company anticipates a decline in the percentage of net sales attributable to the Asia-Pacific and European sales regions in connection with the appointments of a Japanese and a European distributor. Export sales are subject to the normal risks associated with doing business in foreign countries such as currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, export controls and other government regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. The Company hedges substantially all of its trade receivables denominated in foreign currency through the use of foreign currency forward exchange contracts based on third party commitments. Gains and losses associated with currency rate changes on forward contracts are recognized in the Company's consolidated statements of operations upon contract settlement and were not material in the third quarter of fiscal 1996 or 1995.

GROSS PROFIT

The Company's gross profit margin was 32.8% and 19.3% for the three and nine month periods ending June 30, 1996, as compared with 25.3% and 26.3% for the corresponding periods in fiscal 1995. The improvement in gross margin for the three month period was primarily due to a continued focus on sales of higher margin products. The decline in gross margin for the nine month period was primarily due to pricing pressure, greater competition in PCI Bus products than in Nubus products, and price declines on lower margin displays related to the Company's exit from that business, the improvement in margin during the third quarter of fiscal 1996 being insufficient to offset the negative impact of these factors in earlier quarters.

In addition, the Color Server Group had gross profit margin of 32.4% and 34.9% for the three and nine months ended June 30, 1995, respectively. Had the Color Server Group business been excluded from the calculation of gross profit margin for such periods, the Company's gross profit margin would have been 20.2% and 22.6%, respectively, for the three and nine months ended June 30, 1995.

The Company anticipates continued price reductions and margin pressure within its industry. The Company is responding to these trends by focusing on higher margin products, taking further steps to reduce product costs and controlling expenses. There can be no assurance that the Company's gross margins will recover or remain at current levels.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $1.1 million or 5.5% of net sales in the third quarter of fiscal 1996 from $5.0 million or 5.7% of net sales in the same quarter of fiscal 1995. Research and development expenses decreased from $13.8 million or 5.5% of net sales for the first nine months of fiscal 1995 to $6.2 million or 7.5% of net sales for the corresponding period in fiscal 1996. The Company decreased its research and development expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures. The increase in research and development expenses expressed as a percentage of net sales for the nine months ended June 30, 1996 was primarily attributed to the decrease in net sales and the Company's refocusing on higher-end products, rather than high-volume lower-margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $4.5 million or 22.6% of net sales in the third quarter of fiscal 1996 from $18.4 million or 21.1% of net sales in the same quarter of fiscal 1995. Selling, general and administrative expenses decreased from $48.7 million or 19.4% of net sales for the first nine months of fiscal 1995 to $21.4 million or 25.7% of net sales for the corresponding period in fiscal 1996. Expenses in the nine month period of fiscal 1995 included a reduction of approximately $2.1 million of merger-related restructuring reserves to reflect current requirements.

During the second quarter of fiscal 1996, the building in which the Company leases its headquarters was sold. In connection with the sale, the Company terminated its existing lease and entered into a lease with the new owner of the building. In connection with the final terms of this new lease, expenses in the third quarter of fiscal 1996 included a reduction of approximately $913,000 of restructuring reserves to reflect current requirements. The Company anticipates that the change of rental terms will help reduce the Company's occupancy costs and long-term lease obligations.

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

OTHER INCOME (EXPENSE), NET

Other income was $4.0 million for the three months ended June 30, 1996 as compared to other expenses of $1.5 million for the same period in fiscal 1995. The increase in other income was due primarily to approximately $4.9 million of other income related to previously announced product divestitures, partially offset by approximately $0.9 million in interest expense. Other income was $21.1 million for the nine months ended June 30, 1996, as compared to other expense of $4.6 million for the corresponding period in fiscal 1995. The increase was due primarily to other income of approximately of $23.8 million resulting from the Company's divestitures of three business lines, including the Color Server Group, partially offset by approximately $3.1 million in interest expense on amounts outstanding under the Company's loan agreements.

RESTRUCTURING, MERGER AND OTHER CHARGES

During fiscal 1994 and 1995, two restructuring and other charges were recorded.

RADIUS FISCAL 1994 MERGER RELATED RESTRUCTURING AND OTHER CHARGES
In the fourth quarter of fiscal 1994, the Company recorded charges of $43.4 million in connection with the Merger of Radius and SuperMac. These charges include the discontinuance of duplicative product lines and related assets; elimination of duplicative facilities, property and equipment and other assets; and personnel severance costs as well as transaction fees and costs incidental to the merger. The charges (in thousands) are included in: net sales ($3,095); cost of sales ($25,270); research and development ($4,331); and selling, general and administrative expenses ($10,711). The elements of the total charge as of June 30, 1996 are as follows (in thousands):



                                                                 Representing
                                                       -----------------------------------------------
                                                                                  Cash Outlays
                                                                                  ------------
                                                               Asset
                                               Provision     Write-Downs     Completed         Future
Adjust inventory levels                        $22,296        $19,200        $ 3,096          $   -
Excess facilities                                2,790            400          2,261            129
Revision of the operations business model        9,061          7,078          1,268            715





Employee severance                               6,311              -          6,311              -
Merger related costs                             2,949              -          2,949              -
                                               -------        -------        -------          -----
Total charges                                  $43,407        $26,678        $15,885          $ 844


The adjustment of inventory levels reflects the discontinuance of duplicative product lines. The provision for excess facility costs represents the write-off of leaseholds and sublease costs of Radius' previous headquarters, the consolidation into one main headquarters and the consolidation of sales offices. The revision of the operations business model reflects the reorganization of the combined Company's manufacturing operations to mirror Radius' manufacturing reorganization in 1993. This reorganization was designed to outsource a number of functions that previously were performed internally, reduce product costs through increased efficiencies and lower overhead, and focus the Company on a limited number of products. Employee severance costs are related to employees or temporary employees who were released due to the revised business model. Approximately 250 employees were terminated in connection with the Merger. The provision for merger related costs is for the costs associated with the Merger
transaction, such as legal, investment banking and accounting fees.   The
Company has spent $15.9 million of cash for restructuring through June 30, 1996. The Company expects to have substantially completed the restructuring by September 1996. During fiscal 1995, approximately $2.1 million of merger related restructuring reserves were reversed and recorded as an expense reduction due to changes in estimated requirements.


RADIUS FISCAL 1995 RESTRUCTURING AND OTHER CHARGES
In September 1995, Radius recorded charges of $57.9 million in connection with the Company's efforts to restructure its operations by refocusing its business on the color publishing and multimedia markets. The charges primarily included a writedown of inventory and other assets. Additionally, the charges included expenses related to the cancellation of open purchase orders, excess facilities and employee severance. The charges (in thousands) are included in cost of sales ($47,004), and selling, general and administrative expense ($10,861). The elements of the total charge as of June 30, 1996 are as follows (in thousands):



                                                                     Representing
                                                       ---------------------------------------------
                                                                                  Cash Outlays
                                                                                  ------------
                                                             Asset
                                             Provision    Write-Downs      Completed         Future
Adjust inventory levels                       $ 33,138       $ 32,300         $  838        $     -
Excess facilities                                2,004            404          1,415            185
Cancellation fees and asset write-offs          19,061          5,196             18         13,847
Employee severance                               3,662              -          2,552          1,110
                                               --------       --------       --------        -------
Total charges                                 $ 57,865       $ 37,900         $4,823        $15,142




The adjustment of inventory levels reflects the discontinuance of several product lines. The provision for excess facility costs represent the write-off of leasehold improvements and the costs associated with anticipated reductions in facilities. The cancellation fees and asset write-offs reflect the Company's decision to refocus its efforts on providing solutions for the color publishing and multimedia markets. Employee severance costs are related to employees or temporary employees who have been or will be released due to the restructuring. As of June 30, 1996, approximately 228 positions of the 240 total planned had been eliminated in connection with the restructuring. The Company had spent approximately $4.8 million of cash for this restructuring during the nine months ended June 30, 1996, and during the quarter ended June 30, 1996 approximately $913,000 of restructuring reserves were reversed and recorded as an expense reduction due to changes in estimated requirements. As of June 30, 1996, the Company had cash of $3.3 million. See the Company's Annual Report on Form 10-K, and "Management's Business Recovery Plans" at Note 1 to the Consolidated Financial Statements contained therein. The Company expects to have substantially completed the restructuring by September 1996.

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

The Company had 18,147,099 common shares outstanding as of June 30, 1996. As of June 30, 1996, the Company had issued 577,544 shares of its Common Stock due to the settlements and 99,630 shares remained to be issued. See Note 3 of Notes to Consolidated Financial Statements contained herein.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision of $216,000 for the third quarter of fiscal 1996 as compared to a provision for taxes for the third quarter of fiscal 1995 of $263,000. The tax provision is primarily comprised of foreign taxes.

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

NET INCOME (LOSS)

As a result of the above factors, the Company had net income of $4.7 million and $8.8 million for the three and nine months ended June 30, 1996, respectively, as compared to a net loss of $3.1 million and 13.9 million for the three and nine months ended June 30, 1995, respectively.

FINANCIAL CONDITION

The Company's cash increased approximately $0.5 million in the third quarter of fiscal 1996 to $3.3 million at June 30, 1996 as compared to the ending balance at March 30, 1996 of $2.8 million. Approximately $0.4 million of the $3.3 million of cash available at June 30, 1996 was restricted under various letters of credit.

At June 30, 1996, the Company's principal source of liquidity included approximately $30.0 million in inventory and working capital financing (which was temporarily augmented by an additional $20.0 million provided to finance the manufacturing of the Company's MacOS compatible computers) under an agreement with IBM Credit Corporation (the "ICC Agreement"), all of which was fully utilized. In December 1995, ICC and the Company executed an amendment to the ICC Agreement (the "ICC Amendment") which expired March 31, 1996. The Company is in the process of restructuring its loan agreement with ICC. See "Factors That May Affect Future Results - Need for Additional Financing; Loan Restrictions" for a description of the currently proposed material terms of the restructured loan. The ICC Amendment, among other things, also provides that ICC will extend advances to the Company in an amount up to 90% of the Company's collections and fund the Company's payroll in the event that collections are insufficient to permit the advances needed for this purpose. Such advances and payroll funding, however, may be suspended by ICC (i) immediately following a default of the ICC Amendment, and (ii) following thirty days notice in the event of any default of the underlying ICC Agreement. At June 30, 1996, approximately $22.9 million was outstanding to ICC During the second quarter of fiscal 1996, ICC notified the Company that it was not in compliance with all its contractual obligations under its agreement with ICC. As of June 30, 1996, the Company was not in compliance with all its contractual obligations, including financial covenants, under the ICC Amendment.

Additionally, the Company's Japanese subsidiary had a revolving line of credit with a bank in Japan, the outstanding balance having been paid in full during the third quarter of fiscal 1996.

The Company's limited cash resources have restricted the Company's ability to purchase inventory, which in turn has limited its ability to manufacture and sell products and has resulted in additional costs for expedited deliveries. The Company also is delinquent in its accounts payable as payments to vendors are not being made in accordance with vendor terms. Several vendors have initiated legal action to collect allegedly delinquent accounts. Several vendors have threatened the Company with institution of insolvency and/or bankruptcy proceedings. In addition, as described above, the Company's largest creditor, ICC, has informed the Company that it is not in compliance with all its contractual obligations, including financial covenants, under its agreements with ICC which confers to ICC a security interest in most of the Company's assets. An unsecured creditors' committee has been established in an effort to work toward resolving the capital deficiency and creditor litigation issues outside of formal insolvency or bankruptcy proceedings. There can be no assurance that bankruptcy proceedings can be avoided. The Company has proposed a plan (the "Plan") under which creditors' claims will be exchanged for equity in the Company. For a material description of the Plan, see "Factors That May Affect Future Results - Net Capital Deficiency; Creditor Demands and Litigation; Failure to Implement Restructuring Plan."

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

NET CAPITAL DEFICIENCY; CREDITOR DEMANDS AND LITIGATION; FAILURE TO IMPLEMENT RESTRUCTURING PLAN

    As of June 30, 1996, the Company had total assets of approximately $43.9 million and total current liabilities of approximately $91.4 million. The Company is delinquent in its accounts payable as payments to certain vendors are not being made in accordance with vendor terms. Several vendors have initiated legal action to collect allegedly delinquent accounts and have threatened the Company with initiation of insolvency or bankruptcy proceedings. In addition, the Company's largest secured creditor, IBM Credit Corp. ("IBM Credit"), has informed the Company that it is not in compliance with all of its contractual obligations, including certain financial covenants, under its agreements with IBM Credit. In connection with its agreements with IBM Credit, the Company has granted to IBM Credit a security interest in most of its assets.

    The Company has established an unofficial unsecured creditors' committee (the "Unofficial Creditors' Committee") comprised of its eight largest unsecured creditors in an effort to work toward resolving the capital deficiency and creditor litigation issues outside of formal insolvency or bankruptcy proceedings. The Company, IBM Credit and the Unofficial Creditors Committee have executed a letter of intent (the "Letter of Intent") with respect to the Plan pursuant to which creditors' claims will be exchanged for equity in the Company. The Letter of Intent provides that all creditors with claims in excess of $50,000 ("Major Creditors") (approximately 50 in number) must accept Common Stock in satisfaction of their claims. Furthermore, the remaining unsecured creditors ("Convenience Class Creditors") holding 95% of the claims held by all of the approximately 300 Convenience Class Creditors must accept discounted cash payments averaging 25% of the amount of the claim (or, if eligible, Common Stock) in satisfaction of their claims. Convenience Class Creditors with claims of less than $100 may be paid in full. After consummation of the Plan, unsecured creditors will hold 60% of the outstanding shares of the Company's Common Stock and IBM Credit will hold Preferred Stock which is convertible into 7% (or 7.7% in certain circumstances) of the Company's outstanding Common Stock. In addition, IBM Credit and certain key suppliers will be offered Warrants to purchase Common Stock in order to ensure favorable credit terms. As a result of these conditions, a very small number of creditors with small claims could prevent the consummation of the Plan, and, as a result, force the Company into bankruptcy proceedings. There can be no assurance that all of the Company's Major Creditors and 95% of its Convenience Class Creditors will agree to the Plan or that such creditors will not institute involuntary bankruptcy proceedings against the Company. Although the Company may elect to consummate the Plan with the approval of IBM Credit and the Unofficial Creditors Committee if a lesser number of consents is obtained, there can be no assurance that IBM Credit or the Unofficial Creditors Committee will agree to consummate the Plan in such an instance. There can also be no assurance that the Company will be able to repay the claims of any non participating creditors or that such creditors will not seek to enforce their claims.

    If the requisite consents are not obtained in a timely manner or if the Plan cannot be consummated consensually, the Company has agreed to the filing of a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The Company intends to solicit consents to such a prepackaged plan of reorganization from its creditors in the event that the requisite creditor consents to the Plan are not obtained on a timely basis. The Company has also prepared and delivered to counsel for the Unofficial Creditors Committee all documents necessary to file a petition for reorganization under the United States Bankruptcy Code. If such bankruptcy proceedings are initiated, there can be no assurance that they will not result in the liquidation of the Company or will not otherwise materially and adversely affect the Company's results of operations. The Letter of Intent also provides that the Company will file a bankruptcy petition, if necessary to stay any litigation or to protect the Company or the creditors from any claims relating to their negotiations, or if, for any other reason if it is apparent the Company is unable to timely consummate the Plan (with an estimated closing date of no later than September 30, 1996).

    Furthermore, in order to issue the securities to be issued pursuant to the Plan, the Company must increase the authorized number of shares of Common Stock under its Articles of Incorporation, which requires shareholder approval. To this end, the Company will hold a special meeting of its shareholders on August 27, 1996 to seek such approval. There can be no assurance that the Company's shareholders will approve the amendment of the Company's Articles of Incorporation to increase the authorized number of shares of the Company's Common Stock.

    The Company has incurred and expects to continue to incur significant legal and accounting fees and expenses in responding to creditor demands, litigation, the workout process and in the implementation of the Plan. Even if the Plan is consummated or another accommodation with the Company's creditors can be reached, the Company may be unable to obtain or generate additional funds in order to operate its business, develop products and repay its other obligations. Accordingly, the Company may still have to reorganize or liquidate under Chapter 11 or Chapter 7 of the United States Bankruptcy Code.

Risks Associated With Consummation of Plan Outside Bankruptcy

    Although the Company believes that there are benefits to consummating the Plan outside of bankruptcy, consummation of the Plan outside of bankruptcy process involves numerous risks, including, without limitation, (i) the substantial limitations on the utilization of federal and state tax net operating loss carryforwards which will occur upon the change in control of the Company outside of bankruptcy proceeding as contemplated by the Plan;
(ii) the inability outside of the bankruptcy process to require all creditors to consent to the Plan; (iii) the failure of the Company to settle claims of non participating creditors could still force the Company to file for bankruptcy protection; (iv) the requirement of obtaining shareholder approval to increase the authorized number of shares of Common Stock available for issuance pursuant to the Plan. The foregoing list does not purport to be an exhaustive list of the risks associated with the consummation of the Plan outside of the bankruptcy process. There can be no assurance that, even if the Plan is consummated, the Company will ever achieve or maintain profitability. See "--Net Capital Deficiency, Creditor Demands and Litigation; Failure to Implement Plan," --Continuing Operating Losses Going Concern Qualification" and --Need for Additional Financing; Loan Restrictions."

CONTINUING OPERATING LOSSES; GOING CONCERN QUALIFICATION

    The Company experienced operating losses in each of the fiscal quarters ended March 30, 1996 and December 30, 1995, for the nine months ended June 30, 1996 and in each of the fiscal years ended September 30, 1993, 1994 and 1995. The Company's ability to continue operations will depend, initially, upon the Company's success in consummating the Plan and the Company's ability to repay creditors with whom accommodations cannot be reached (assuming such remaining creditors have not instituted bankruptcy or other insolvency proceedings against the Company). Furthermore, the Company's independent auditors have included in their report, for the fiscal year ending September 30, 1995, a statement as to the substantial doubt about the Company's ability to continue as a going concern. In the future, if the Company is able to continue its operations, the Company's ability to achieve and sustain profitable operations will depend upon a number of factors, including the Company's ability to control costs; the Company's ability to generate sufficient cash from operations or obtain additional funds to fund its operating expenses; the Company's ability to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; the continual commercial acceptance of Apple computers and the rate and mix of Apple computers and related products sold; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; and other factors. The Company has faced and expects to continue to face increased competition in graphic cards as a result of Apple's transition of its product line to the PCI Bus. For these and other reasons, there can be no assurance that the Company will be able to achieve profitability in the near term, if at all.

FLUCTUATIONS IN OPERATING RESULTS

    The Company has experienced substantial fluctuations in operating results. The Company's customers generally order on an as-needed basis, and the Company has historically operated with relatively small backlogs. Quarterly sales and operating results depend heavily on the volume and timing of bookings received during the quarter, which are difficult to forecast. A substantial portion of the Company's revenues are derived from sales made late in each quarter, which increases the difficulty in forecasting sales accurately. Recently, shortages of available cash have restricted the Company's ability to purchase inventory and have delayed the Company's receipt of products from suppliers and increased shipping and other costs. Furthermore, because of its financial condition, the Company believes that many suppliers are hesitant to continue their relationship with the Company and potential new suppliers are reluctant to provide goods to the Company. The Company recognizes sales upon shipment of product, and allowances are recorded for estimated uncollectable amounts, returns, credits and similar costs, including product warranties and price protection. Due to the inherent uncertainty of such estimates, there can be no assurance that the Company's forecasts regarding bookings, collections, rates of return, credits and related matters will be accurate. A significant portion of the operating expenses of the Company are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts which, as indicated above, are uncertain. Any inability on the part of the Company to adjust spending quickly enough to compensate for any failure to meet sales forecasts or to receive anticipated collections, or any unexpected increase in product returns or other costs, could also have an adverse impact on the Company's operating results.

NEED FOR ADDITIONAL FINANCING; LOAN RESTRICTIONS

    The Company intends to finance its working capital needs through cash generated by operations and borrowings under a restructured working line of credit with IBM Credit. The Company has experienced operating losses in each of its prior three fiscal years. In order to finance its working capital needs with cash generated by operations, the Company must significantly reduce operating expenses and/or significantly increase net sales. Furthermore, as currently proposed, the restructured term loan with IBM Credit will require that 37.5% of "net operating cash flow" be used to repay amounts outstanding under the term loan which would place a further strain on the ability of the Company to fund its working capital needs internally. Accordingly, there can be no assurance that the Company will be able to successfully fund its working capital needs internally.

    The restructured loan also will provide for a working line of credit, currently proposed at $5.0 million. However, the Company will only be able to borrow amounts up to the "borrowing base" which is defined as the sum of (i) the lesser of 10% of the gross value of eligible inventory or $500,000; plus
(ii) 80% of the value of eligible domestic accounts receivable; plus (iii) the lesser of 50% of the gross value of certain Japanese and European accounts receivable. Furthermore, upon the closing, an amount of the current outstanding indebtedness to IBM Credit equal to the borrowing base will be outstanding under this line of credit. Therefore, in order to draw on this working line of credit, the Company will need to increase the amount of certain of its accounts receivable or repay amounts outstanding under this line of credit. Because any "non-operating" cash flow will be used to (i) first repay amounts in excess of the borrowing base under the working line of credit, (ii) then to repay amounts outstanding under the restructured term loan, (iii) then at IBM Credit's election, towards the redemption of the Preferred Stock to be issued to it pursuant to the Plan (the "Preferred Stock"), prior to reducing any amounts outstanding under the working line of credit and because 37.5% of "net operating cash flow" must be used to repay amounts outstanding under the term loan, there can be no assurance that this working line of credit will be a significant source of working capital.

    The Company's ability to sell assets in order to satisfy its working capital needs will also be restricted by the terms of the Preferred Stock and the terms of the restructured loan agreements. The Preferred Stock will be redeemable at the option of IBM Credit and the Company upon the sale of the Company's assets. Furthermore, as described above, the Company will be required to apply the proceeds of any "non-operating cash flow," which would include proceeds from asset sales, towards repayment of its indebtedness to IBM Credit.

    The restructured loan agreements with IBM Credit will also impose certain operating and financial restrictions on the Company and are expected to require the Company to maintain certain financial covenants such as minimum cash flow levels, restrict the ability of the Company to incur additional indebtedness, pay dividends, create liens, sell assets or engage in mergers or acquisitions, or make certain capital expenditures. Although the definitive terms of these covenants have not been determined, the failure to comply with these covenants would constitute a default under such loan agreements, which are secured by most of the Company's assets. In the event of such a default, IBM Credit could elect to declare all of the funds borrowed pursuant thereto to be due and payable together with accrued and unpaid interest, which could result in the Company becoming a debtor in a bankruptcy proceeding. The restrictions in the loan agreements could limit the ability of the Company to effect future financings or otherwise restrict corporate activities. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company.

    The indebtedness of the Company may limit the Company's ability to respond to changing business and economic conditions, insofar as such conditions may affect the financial condition and financing requirements of the Company. If the Company is unable to generate sufficient cash flows from operations in the future, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

DEPENDENCE ON AND COMPETITION WITH APPLE

    Historically, substantially all of the Company's products have been designed for and sold to users of Apple personal computers, and it is expected that sales of products for such computers will continue to represent substantially all of the sales of the Company for the foreseeable future. The Company's operating results would be adversely affected if Apple should lose market share, if Macintosh sales were to decline or if other developments were to adversely affect Apple's business. Furthermore, any difficulty that may be experienced by Apple in the development, manufacturing, marketing or sale of its computers, or other disruptions to, or uncertainty in the market regarding, Apple's business, resulting from these or other factors could result in reduced demand for Apple computers, which in turn could materially and adversely affect sales of the Company's products. Recently, Apple has announced large losses, management changes, headcount reductions, and other significant events which have led or could lead to uncertainty in the market regarding Apple's business and products. In addition, news reports indicating that Apple may be or may have been the target of merger, acquisition, or takeover negotiations, have led or could lead to uncertainty in the market regarding Apple's business and products.

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

    New products anticipated from and introduced by Apple could cause customers to defer or alter buying decisions due to uncertainty in the marketplace, as well as presenting additional direct competition for the Company. For example, the Company believes that Apple's transition during 1994 to Power PC products caused delays and uncertainties in the marketplace and had the effect of reducing demand for the Company's products. In addition, sales of the Company's products have been adversely affected by Apple's revamping of its entire product line from Nubus-based to PCI Bus-based computers. In the past, transitions in Apple's products have been accompanied by shortages in those products and in key components for them, leading to a slowdown in sales of those products and in the development and sale by the Company of compatible products. In addition, it is possible that the introduction of new Apple products with improved performance capabilities may create uncertainties in the market concerning the need for the performance enhancements provided by the Company's products and could reduce demand for such products.

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

DEPENDENCE ON LIMITED NUMBER OF MANUFACTURERS AND SUPPLIERS

    The Company outsources the manufacturing and assembly of its products to third party manufacturers. Although the Company uses a number of manufacturer/assemblers, each of its products is manufactured and assembled by a single manufacturer. The failure of a manufacturer to ship the quantities of a product ordered by the Company could cause a material disruption in the Company's sales of that product. In the past, the Company has at times experienced substantial delays in its ability to fill customer orders for displays and other products, due to the inability of certain manufacturers to meet their volume and schedule requirements and, more recently, due to the Company's shortages in available cash. Such shortages have caused some manufacturers to put the Company on a cash or prepay basis and/or to require the Company to provide security for their risk in procuring components or reserving manufacturing time, and there is a risk that manufacturers will discontinue their relationship with the Company. In the past, the Company has been vulnerable to delays in shipments from manufacturers because the Company has sought to manage its use of working capital by, among other things, limiting the backlog of inventory it purchases. More recently, this vulnerability has been exacerbated by the Company's shortages in cash reserves. Delays in shipments from manufacturers can cause fluctuations in the Company's short term results and contribute to order cancellations. The Company currently has arranged payment terms for certain of its major manufacturers such that certain of the Company's major customers pay these manufacturers directly for products ordered and shipped. In the event these customers do not pay these manufacturers, there can be no assurance that such manufacturers will not cease supplying the Company. In addition, as a condition to continuing its manufacturing arrangement with the Company, the Company granted Mitsubishi Electronics, the manufacturer of the Company's Pressview products, a security interest in all of the Company's technology and intellectual property rights related to and incorporated into the Company's Pressview products. There can be no assurance that other manufacturers will not require special terms in order to continue their relationship with the Company.

    The Company is also dependent on sole or limited source suppliers for certain key components used in its products, including certain digital to analog converters, digital video chips, color-calibrated monitors and other products. Certain other semiconductor components and molded plastic parts are also purchased from sole or limited source suppliers. The Company purchases these sole or limited source components primarily pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with sole or limited source suppliers. Therefore, these suppliers are not obligated to supply products to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Although the Company expects that these suppliers will continue to meet its requirements for the components, there can be no assurance that they will do so. The Company's reliance on a limited number of suppliers involves a number of risks, including the absence of adequate capacity, the unavailability or interruption in the supply of key components and reduced control over delivery schedules and costs. The Company expects to continue to rely on a limited number of suppliers for the foreseeable future. If these suppliers became unwilling or unable to continue to provide these components the Company would have to develop alternative sources for these components which could result in delays or reductions in product shipments which could have a material adverse effect on the Company's business, operating
results and financial condition.   Certain suppliers, due to the Company's
shortages in available cash, have put the Company on a cash or prepay basis and/or required the Company to provide security for their risk in procuring components or reserving manufacturing time, and there is a risk that suppliers will discontinue their relationship with the Company.

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

TECHNOLOGICAL CHANGE; CONTINUING NEED TO DEVELOP NEW PRODUCTS

    The personal computer industry in general, and color publishing and video applications within the industry, are characterized by rapidly changing technology, often resulting in short product life cycles and rapid price declines. The Company believes that its success will be highly dependent on its ability to develop innovative and cost-competitive new products and to bring them to the marketplace in a timely manner. Should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. Technological innovation is particularly important for the Company, since its business is based on its ability to provide functionality and features not included in Apple's products. As Apple introduces new products with increased functionality and features, the Company's business will be adversely affected unless it develops new products that provide advantages over Apple's latest offerings. As a result of the Company's financial condition, it has had to significantly reduce its research and development expenditures. For the nine months ended June 30, 1996, the Company spent approximately $6.2 million on research and development as compared with approximately $13.8 million for the same period in the prior fiscal year. Continued reduction in the available cash resources of the Company could result in the interruption or cancellation of research and product development efforts which would have a material adverse effect on the business, operating results and financial condition of the Company.

    The Company anticipates that the video editing industry will follow the pattern of the professional publishing industry in which desktop publishing products, including those produced by Radius, replaced more expensive, proprietary products, and the Company also anticipates that this evolution will lead to an increase in the purchase and use of video editing products. As a result, the Company has devoted significant resources to this product line. There can be no assurance that this evolution will occur in the video editing industry as expected by the Company, or that even if it does occur that it will not occur at a slower pace than anticipated. In the event that the increased use of such video editing products does not occur, the Company's business, operating results and financial condition would be materially adversely affected.

    The introduction of new products is inherently subject to risks of delay. Should the Company fail to introduce new products on a timely basis, the operating results of the Company could be adversely affected. The introduction of new products and the phasing out of older products will require the Company to carefully manage its inventory to avoid inventory obsolescence and may require increase in inventory reserves. The long lead times -- as much as three to five months -- associated with the procurement of certain components (principally displays and ASICs) exposes the Company to greater risk in forecasting the demand for new products. There can be no assurance that the Company's forecasts regarding new product demand and its estimates of appropriate inventory levels will be accurate. Moreover, no assurance can be given that the Company will be able to cause all of its new products to be manufactured at acceptable manufacturing yields, that the Company will obtain market acceptance for these products or that potential manufacturers will not be hesitant to manufacture such new products as a result of the Company's financial condition.

DEPENDENCE ON INDIRECT DISTRIBUTION CHANNELS

    The Company's primary means of distribution is through a limited number of third-party distributors and master resellers that are not under the direct control of the Company. Furthermore, the Company relies on one exclusive distributor for its sales in each of Japan and Europe. The Company does not maintain a direct sales force. As a result, the Company's business and financial results are highly dependent on the amount of the Company's products that is ordered by these distributors and resellers. Such orders are in turn dependent upon the continued viability and financial condition of these distributors and resellers as well as on their ability to resell such products and maintain appropriate inventory levels. Furthermore, many of these distributors and resellers generally carry the product lines of a number of companies, are not subject to minimum order requirements and can discontinue
marketing the Company's products at any time.   Accordingly, the Company must
compete for the focus and sales efforts of these third parties. Because certain of the Company's major suppliers have arrangements with the Company pursuant to which certain of the Company's major customers are responsible for payment of goods sent to the Company, the Company is dependent on certain resellers to make payments to its suppliers. In addition, due in part to the historical volatility of the personal computer industry, certain of the Company's resellers have from time to time experienced declining profit margins, cash flow shortages and other financial difficulties. The future growth and success of the Company will continue to depend in large part upon its indirect distribution channels, including its reseller channels. If its resellers or other distributors were to experience financial difficulties, the Company's results of operations could be adversely affected.

INTERNATIONAL SALES

    Prior to the second fiscal quarter of 1996, the Company's international sales were primarily made through distributors and the Company's subsidiary in Japan. Effective April 1, and July 15, 1996 the Company appointed an exclusive distributor for Japan and Europe, respectively. The Company expects that international sales, particularly sales to Japan, will represent a significant portion of its net sales and that it will be subject to the normal risks of international sales such as currency fluctuations, longer payment cycles, export controls and other governmental regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. In addition, demand for the Company's products in Japan could be affected by the transition of its Japanese sales and marketing efforts from Radius' subsidiary to a distributor. Furthermore, a reduction in sales efforts or financial viability of this distributor could adversely affect the Company's net sales and its ability to provide service and support to Japanese customers. Additionally, fluctuations in exchange rates could affect demand for the Company's products. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, the Company's business, operating results and financial condition could be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL

    The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, product development and operational personnel and the Company's ability to retain and continue to attract highly skilled personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain qualified employees. Many members of the Company's management have departed within the past year, including its Chief Financial Officer and three other Vice Presidents, and the Company has also had substantial layoffs and other employee departures. As the Company's financial difficulties continue, it has become increasingly difficult for it to hire new employees and retain key management and current employees. Moreover, because voting control of the Company will rest in the hands of the Company's creditors as a group such creditors could, if acting in concert, effectuate changes in Board composition or management. The Company does not carry any key person life insurance with respect to any of its personnel.

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

CONTROL BY CREDITORS

    Upon consummation of the Plan, the Company's unsecured creditors and IBM Credit will own approximately 67% of the voting power of the Company (assuming all stock options are granted and exercised). IBM Credit will own at 7% of the Company's voting power and the members of the Unofficial Creditors Committee will own approximately 40% of the voting power of the Company. The Company's four largest unsecured creditors, Mitsubishi Electronics, SCI Technology, Inc., Hamilton Hallmark-Avnet Co. and Quantum will own approximately 8%, 8%, 5.3% and 2.7%, respectively, of the voting power of the Company. All of the Company's creditors acting in concert would have voting control of the management and direction of the Company and could also impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. Although the Committee Members have acted cooperatively with respect to the negotiation of the Plan, the Company does not know if such creditors will continue to act cooperatively with respect to their ownership of the Company's securities.

    The Company also intends to continue to do business with many of its creditors, including IBM Credit and Mitsubishi Electronics, SCI Technology, Inc. and Hamilton Hallmark-Avnet Co., each of whom will beneficially own more than 5% of the Company's Common Stock. As a result, such creditors may be able to influence the terms of any business relationship between the Company and such creditor.

VOLATILITY OF STOCK PRICE

    The price of the Company's Common Stock has fluctuated widely in the past. Management believes that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions of the personal computer industry in general and of Apple Computer in particular, and changes in the Company's results of operations and financial condition. Stock markets, and stocks of technology companies in particular, have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. Due to the factors referred to herein, the dynamic nature of the Company's industry, general economic conditions and other factors, the Company's future operating results and stock prices may be subject to significant volatility in the future. Furthermore, the issuance of additional equity in the Company pursuant to the Plan could exert downward pressure or otherwise affect the volatility of the price of the Company's Common Stock.

    Such stock price volatility for the Common Stock has in the past provoked securities litigation, and future volatility could provoke litigation in the future that could divert substantial management resources and have an adverse effect on the Company's results of operations.

POSSIBLE DELISTING OF COMMON STOCK FROM NASDAQ SMALLCAP MARKET

    The Company's Common Stock is listed on the Nasdaq SmallCap Market pursuant to an agreement with the NASD which requires that the Company evidence its compliance with the continued listing requirements for the Nasdaq SmallCap Market by August 30, 1996. There can be no assurance that the Company will fulfill the conditions in the times prescribed by Nasdaq, or that Nasdaq will determine that the Company has fulfilled such conditions or temporarily waive such requirements until the Plan is consummated. If the Company's Common Stock is delisted, there can be no assurance that, after the Plan is implemented, the Company will meet the requirements for initial inclusion, particularly the $3.00 minimum per share bid requirement. There can also be no assurance that the Company will be able to continue to meet the Nasdaq SmallCap continued listing requirements in the future. Failure to meet the continued listing requirements by August 30, 1996, or in the future, would subject the Common Stock to delisting. Trading, if any, in the listed securities after delisting would be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets." As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities. In addition, if the Company's securities are delisted, they would be subject to Rule 15c2-6 promulgated pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") imposing additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally persons or institutions with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities in the secondary market.

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

The Company was served with the Shapiro complaint on August 22, 1995, and was served with the Maizes complaint on January 5, 1996. Defendants' petition to the California State Judicial Council to coordinate the Shapiro case with similar cases brought in other California jurisdictions was granted in part and it is anticipated that the coordinated proceedings will be held in Superior Court of California, San Francisco County. An amended consolidated complaint was filed on March 26, 1996. Discovery proceedings are scheduled to begin. The Company believes it has meritorious defenses to the plaintiffs' claims and is defending them vigorously. In the opinion of management, based on the facts known at this time, the eventual outcome of these cases may have a material adverse effect on the results of operations or financial position of the Company in the financial period in which they are resolved, in addition, whether or not the eventual outcome of these cases have a material adverse effect on the results of operations or financial position of the Company, the costs of defense
- -- regardless of the outcome -- may have a material adverse effect on the results of operations and financial position of the Company.

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


ITEM 5.  OTHER INFORMATION

COLOR SERVER GROUP DIVESTITURE

In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. (the "Parent"), a corporation formed by various investment entities associated with Summit Partners. Through June 30, 1996 the Company has received approximately $21.0 million in cash and an additional $2.4 million is being maintained in escrow for certain post-closing adjustments and to secure certain indemnification obligations. The Company also received 4,282 shares of the Parent's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock will be convertible by the Company at any time into approximately 19.9% of the Parent's common stock outstanding as of the closing of the transaction. The shares of Series B Preferred Stock also will be redeemable by the Parent at any time, and will be subject to mandatory redemption beginning on the sixth anniversary of issuance, in each case at a redemption price of $1,000 per share plus accrued dividends. The Company has certain indemnification obligations in connection with the patent lawsuit brought by Electronics for Imaging, Inc. See Item 1 "Legal Proceedings". The net proceeds of the Color Server Group transaction were paid to Silicon Valley Bank ("SVB"), in order to repay the Company's indebtedness to SVB, and to IBM Credit Corp. ("ICC"), in order to reduce the Company's outstanding indebtedness to ICC.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS

See attached exhibit index.


(b) REPORTS ON FORM 8-K

On June 11, 1996 a Form 8-K was filed relating to sale of the Company's Color Server Group, which sale was previously reported in the Company's Quarterly reports on Form 10-Q for the quarters ending December 30, 1995 and March 30, 1996. The Form 8-K contained certain pro forma financial information relating to the sale of the Color Server Group.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Dated:  August 13, 1996                    RADIUS INC.




                                       By: /s/ Charles W. Berger
                                          ---------------------------------
                                           Charles W. Berger
                                       Chairman, President, Chief Executive
                                       Officer, and Acting Chief Financial
                                       Officer

                                    EXHIBIT INDEX


    Exhibit                                                   Sequentially
    Number                     Title                         Numbered Page
    -------                    -----                         -------------

    11.01     Computation of per share earnings                     22

    27        Financial Data Schedule