Form 10-K
period 1996-09-28
RADIUS INC
filed 1996-12-30
CIK 805574

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 12b-25

                           NOTIFICATION OF LATE FILING


                                                 Commission File Number  0-18690
                                                                         -------

(Check One):
/X/ Form 10-K / / Form 10-KSB / / Form 11-K / / Form 20-F / / Form 10-Q / / Form N-SAR
     For Period Ended               September 28, 1996
                     -----------------------------------------------------------
/ /  Transition Report on Form 10-K           / /    Transition Report on Form
                                                     10-K and Form 10-QSB
/ /  Transition Report on Form 20-F           / /    Transition Report on Form
                                                     N-SAR
/ /  Transition Report on Form 11-K
         For the Transition Period Ended
                                        ----------------------------------------

         READ ATTACHED INSTRUCTION SHEET BEFORE PREPARING FORM. PLEASE PRINT OR TYPE.

         Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

         If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

                                     PART I

                             REGISTRANT INFORMATION

     Full name of registrant                      Radius Inc.
                            ----------------------------------------------------
     Former name if applicable
                              --------------------------------------------------

-------------------------------------------------------------------------------

     Address of principal executive office (STREET AND NUMBER)

                         215 Moffett Park Drive
--------------------------------------------------------------------------------
City, State and Zip Code                  Sunnyvale, CA 94086
                        --------------------------------------------------------

                                     PART II
                             RULE 12b-25(b) AND (c)

         If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.
(Check appropriate box.)

         / / (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

         /X/ (b) The subject annual report, semi-annual report, transition report on Forms 10-K, 10-KSB, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

         / / (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                                    PART III
                                    NARRATIVE

         State below in reasonable detail the reasons why Forms 10-K, 10-KSB, 11-K, 20-F, 10-Q, 10-QSB, N-SAR or the transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

         The registrant's annual report on Form 10-K could not be filed within the prescribed time period due to (i) a lack of administrative resources at the registrant's offices associated with the holiday season and (ii) a diversion of the registrant's administrative resources as a result of the recently-completed debt-for-equity exchange which has made it difficult to complete the technical review of the audited financial statements and the Form 10-K.

         The registrant intends to file its fiscal 1996 Form 10-K with the Commission on or before the 15th calendar day following the prescribed due date.

                                     PART IV
                                OTHER INFORMATION

         (1) Name and telephone number of person to contact in regard to this notification.
               James T. Given           (408)     541-5311
         -----------------------------------------------------------------------
               (Name)               (Area Code)(Telephone Number)

         (2) Have all other periodic reports required under Section 13 or 15(d) or the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                                                          / /   Yes    /X/    No

         The Form 8-K reflecting the pro forma financial information relating to the divestiture of the registrant's color server group, which occurred in January 1996, was filed late.

         (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                          /X/   Yes   / /     No

         If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made. (See attached)

                           Radius Inc.
     -----------------------------------------------------------------------
                (Name of Registrant as Specified in Charter)

         Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date      December 30, 1996                           By /s/ Charles W. Berger
    ------------------------------                      -----------------------
                                                          Charles W. Berger
                                                          President and Chief
                                                          Executive Officer

            INSTRUCTION. The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

                                    ATTENTION

               Intentional misstatements or omissions of fact constitute Federal criminal violations (SEE 18 U.S.C. 1001).

                   ATTACHMENT FOR PART IV - OTHER INFORMATION

         The Company expects that its results of operations for the 1996 fiscal year will differ significantly from its results of operations for the 1995 fiscal year. Although reasonable estimates of these results can be made, the Company is and its auditors must still complete a technical review of the financial statements as well as the Form 10-K. Due to decreased staffing levels during the holiday season, there are fewer Company personnel as well as other resources available to complete such reviews.

         The Company's unaudited results of operations for fiscal 1996 as compared to fiscal 1995 are expected to be as follows:

                                              Fiscal Year Ending September 30,
                                              --------------------------------

                                                  1996                 1995
                                               ---------            ---------
 Net sales                                     $  90,290            $ 308,133

 Cost of sales                                    77,382              302,937

 Operating expenses:

         Research and development                  7,478               19,310

         Selling, general and administrative      25,886               90,068

 Income (loss) from operations                   (20,456)            (104,182)

 Other income (expense)                           20,296               (6,068)

 Income (loss) before income taxes                  (160)            (122,672)

 Provision for income taxes                          815                9,070
                                               ---------            ---------

 Net income (loss)                             $    (975)           $(131,742)
                                               ---------            ---------
                                               ---------            ---------

 Net income (loss) per share                   $   (0.05)           $   (8.75)
                                               ---------            ---------
                                               ---------            ---------

 Common and common equivalent shares used in
 computing net income (loss) per share            21,251               15,049
                                               ---------            ---------
                                               ---------            ---------

         NET SALES. Net sales for fiscal 1996 decreased to $90.3 million from $308.1 million in fiscal 1995. This decline was primarily due to the Company's efforts to refocus its business which included exiting markets for high-volume low-margin displays, reduced sales of the Company's video and graphics products caused by Apple's shift from Nubus to PCI Bus computers, business divestitures and as a result of entering into exclusive distributor arrangements for Japan and Europe effective April 1, 1996 and July 1, 1996, respectively, which relationships provide for the Company to receive as net sales, a percentage of the sales price of each product sold by those distributors.

         As a result of the sale by the Company of its Color Server Group, the Company recorded no net sales from sales of color server products after the second quarter of its 1996 fiscal year and recorded approximately $7.0 million of net sales for the first quarter of its 1996 fiscal year. The Company anticipates significantly lower overall net sales in the immediate future as a result of the Company's decision to focus its efforts on providing solutions for high end digital video and graphics customers, discontinue selling mass market displays and other low value added products, and the divestiture of certain businesses such as its color server group and MacOS compatible systems. The Company sold its Color Server Group in January 1996 and sold its MacOS business in February 1996. Net sales from the Color Server Group were approximately $7.0 million for fiscal 1996 and approximately $29.3 million for fiscal 1995 and net sales from the MacOS business were approximately $1.5 million for fiscal 1996 and $21.8 million for fiscal 1995. Had the net sales of these businesses not been included in the Company's net sales for fiscal 1996 or fiscal 1995, the Company's net sales for such periods would have been approximately $84.8 million and $257.0 million for fiscal 1996 and fiscal 1995, respectively.

         GROSS PROFIT. The Company's gross profit margin was 14.3% for fiscal 1996, as compared with 1.7% for fiscal 1995. Included in fiscal 1996 is a one time charge of $3.5 million resulting from the Company's financial structuring completed in September 1996. Excluding this one time charge, the restructuring and other charges recorded in fiscal 1995, gross profit margin in fiscal 1996 was 18.2% compared to 16.9% in fiscal 1995.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased from $19.3 million for fiscal 1995 to $7.5 million for fiscal 1996. The Company decreased its research and development expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $90.1 million for fiscal 1995 to $25.9 million for fiscal 1996. The Company decreased its selling, general and administrative expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures. Selling, general and administrative expenses in fiscal 1995 reflected a reduction of approximately $2.1 million of merger-related restructuring reserves to reflect current requirements.

         OTHER INCOME (EXPENSE) NET. Other income was $20.3 million for fiscal 1996, as compared to other expense of $6.1 million for fiscal 1995. The increase was due primarily to other income of approximately $23.8 million resulting from the Company's divestitures of three business lines, including its Color Server Group, partially offset by approximately $3.7 million in interest expense on amounts outstanding under the Company's loan agreements.