Form 10-K
period 1996-09-30
RADIUS INC
filed 1997-01-14
CIK 805574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                       FORM 10-K
     (MARK ONE)
     /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     FOR TRANSITION PERIOD FROM                    TO

                              COMMISSION FILE NUMBER 0-18690

                                          RADIUS INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                    68-0101300
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)



          215 MOFFETT PARK DRIVE
          SUNNYVALE, CA                                       94089
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                            (408) 541-6100
                    (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  COMMON STOCK

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES      NO /X/
                                                   -----   ----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANTS KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. (X)

                                                         AS OF DECEMBER 31, 1996

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING
BID PRICE OF SUCH STOCK:                                             $22,167,711

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:                         54,497,796

                        DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD FEBRUARY 25, 1996 ARE INCORPORATED BY REFERENCE INTO
PART III (ITEMS 10, 11, 12, AND 13) HEREOF.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                          RADIUS INC.
                               1996 ANNUAL REPORT ON FORM 10-K

                                       TABLE OF CONTENTS

PART I                                                                Page
                                                                      ----

ITEM 1.     Business...............................................      3
ITEM 2.     Properties.............................................     11
ITEM 3.     Legal Proceedings......................................     11
ITEM 4.     Submission of Matters to a Vote of Securityholders.....     13

PART II

ITEM 5.     Market for Registrant's Common Equity and Related
              Shareholder Matters..................................     14
ITEM 6.     Selected Financial Data................................     15
ITEM 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................     16
ITEM 8.     Financial Statements and Supplementary Data............     34
ITEM 9.     Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure..................     34

PART III

ITEM 10.    Directors and Executive Officers of the Registrant.....     35
ITEM 11.    Executive Compensation.................................     35
ITEM 12.    Security Ownership of Certain Beneficial Owners and
              Management...........................................     35
ITEM 13.    Certain Relationships and Related Transactions.........     35

PART IV

ITEM 14.    Exhibits, Financial Statement Schedule, and Reports
              on Form 8-K..........................................     36

SIGNATURES  .......................................................     42


Radius, the Radius logo, SuperMac, Super Match, PressView, PrecisionView, MultiView, IntelliColor, Precision Color, Cinepak, Thunder, Thunder Storm, VideoFusion and VideoVision, among others are registered trademarks and/or registered service marks of Radius Inc. or one of its subsidiaries. Radius Edit and Super Resolution, among others, are trademarks and/or service marks of Radius Inc. or one of it subsidiaries. Other brands or products contained in this document are trademarks, service marks, registered trademarks or registered service marks of their respective holders and should be treated as such.

                                      PART I

ITEM 1.   BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Statements indicating that the Company "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this discussion and other sections of this Form 10-K. Such factors include, but are not limited to: the Company's ability to achieve profitability; the Company's ability to repay its indebtedness to IBM Credit; the success of the Apple Macintosh computer line and operating system, the success of Apple as well as the Company's ability to compete successfully with Apple; the Company's ability to successfully develop and introduce new products to keep pace with technological innovation, particularly in light of its limited financial resources; the Company's ability to compete in its market; the ability of the Company's manufacturers and suppliers to deliver components and manufacture the Company's products; the Company's reliance on international sales and the effect of its exclusive distributor arrangements with respect to Europe and Japan; and the Company's ability to attract and retain its key personnel.

OVERVIEW

     The Company designs, develops, assembles, markets and supports color publishing and digital video computer products for creative professionals. The Company's current product line includes: accelerated color graphics products that facilitate the creation and manipulation of graphical images; video systems and software that can acquire and manipulate video and audio information; and high resolution color reference displays that allow users to view text, graphics, images and video.

     The primary target markets for the Company's products are color publishing and multimedia. These markets encompass creative professionals involved in such areas as color prepress, graphic arts, video editing, video and multimedia production and playback and corporate training.

     To date, substantially all of the Company's products have been designed for and sold to users of Macintosh computer products (the "Macintosh") manufactured by Apple Computer, Inc. ("Apple") as Apple products have been the preferred platform in the Company's target markets.

     As shown in the accompanying consolidated financial statements, the Company has incurred substantial operating and net losses and, until recently, had a deficiency in assets and working capital. During fiscal 1996, management implemented a number of actions to address its cash flow and operating issues including: restructuring its outstanding indebtedness to trade creditors and its secured creditor; refocusing its efforts on providing solutions for high end digital video and graphics customers; discontinuing sales of mass market and other low value added products; divesting a number of businesses and product lines; significantly reducing expenses and headcount; and subleasing all or a portion of its current facility lease given its reduced occupancy requirements.

     The Company, IBM Credit Corporation ("IBM Credit") and its unsecured creditors recently consummated a restructuring of the Company's outstanding indebtedness pursuant to which the Company's creditors received equity in satisfaction of their claims (the "Plan"). The Company issued 36,294,198 shares of Common Stock in satisfaction of approximately $45.9 million in unsecured claims (including a $1.0 million reserve for unknown or unresolved claims) and repaid approximately $1.9 million of unsecured claims, most of which were less than $50,000, at an average discount of approximately 75% of the amount of the claim. Of these shares of Common Stock issued pursuant to the Plan, 791,280 were issued to the Radius Creditors Trust for the purpose of satisfying unresolved or unknown claims. As of September 30, 1996, 444,253 shares of Common Stock were held by the Radius Creditors Trust. The Company also issued 750,000 shares of its Series A Convertible Preferred Stock and warrants to purchase 600,000 shares of Common Stock to IBM Credit in satisfaction of $3.0 million indebtedness and in consideration of restructuring its remaining approximately $23.4 million indebtedness to IBM Credit. The Company also issued to its unsecured creditors who received Common Stock rights ("Rights") to receive an additional 11,046,060 shares of Common Stock in the event that the Series A Convertible Preferred Stock is converted into Common Stock (including 240,824 Rights issued to the Radius Creditors Trust). Subsequent to the end of its fiscal year, the Company issued warrants to purchase 200,000 shares of Common Stock to Mitsubishi

Electronics America, ("Mitsubishi Electronics") Inc. in consideration of the extension of open credit terms to the Company. See "Recent
Developments--Debt for Equity Exchange."

     The Company's executive offices are located at 215 Moffett Park Drive, Sunnyvale, CA 94089, and its telephone number is (408) 541-6100.


RECENT DEVELOPMENTS

DEBT FOR EQUITY EXCHANGE

     As of June 30, 1996, the Company had total assets of approximately $43.9 million and total current liabilities of approximately $91.4 million. The Company was also delinquent in its accounts payable as payments to certain vendors were not being made in accordance with vendor terms. As of June 30, 1996, the Company had outstanding accounts payable, short-term borrowings and current portions of obligations under capital leases of approximately $62.2 million, of which approximately $38.0 million was outstanding under accounts payable, approximately $22.9 million represented short-term borrowings and approximately $1.3 million represented current portions of obligations under capital leases. Several vendors had initiated legal action to collect allegedly delinquent accounts and at least two vendors had orally threatened the Company with initiation of insolvency or bankruptcy proceedings.

     As a result, the Company established an unofficial unsecured creditors committee (the "Unofficial Creditors Committee") consisting of eight of its larger unsecured creditors (the "Committee Members") in an effort to resolve the delinquent accounts payable, capital deficiency and creditor litigation issues outside of insolvency or bankruptcy proceedings. The Company sought to resolve these claims outside of bankruptcy or insolvency proceedings in order to avoid the significant costs and uncertainties that would arise in such proceedings, including the likely demoralization of employees, customers and distributors.

     The Company, the Unofficial Creditors Committee and the Company's secured creditor, IBM Credit, agreed to the Plan pursuant to which creditors would receive equity in the Company in satisfaction of all or a portion of their claims. Pursuant to the Plan, IBM Credit, the Company's secured creditor, received 750,000 shares of Series A Convertible Preferred Stock in satisfaction of $3.0 million of the Company's approximately $26.4 million secured indebtedness to IBM Credit and in consideration of restructuring IBM Credit's loan with the Company, including extension by IBM Credit of an additional advance of approximately $470,000 for making Discount Payments (defined below). The Company's unsecured creditors with claims of approximately $47.8 million (including a $1.0 million reserve for unknown or unresolved claims) received either shares of Common Stock or, in the case of certain creditors, most of which had claims of less than $50,000 ("Convenience Class Creditors"), a discounted cash payment (approximately $470,000 in the aggregate) in satisfaction of claims of approximately $1.9 million. The Company also issued warrants to purchase 600,000 shares of Common Stock to IBM Credit and warrants to purchase 200,000 shares of Common Stock to Mitsubishi Electronics. While the issuance of the Series A Convertible Preferred Stock, the Common Stock and the warrants to purchase 800,000 shares of Common Stock did not require the approval of the Company's shareholders, an increase in the authorized number of shares of Common Stock, which was necessary to implement this Plan, required shareholder approval, which approval was obtained at a special meeting of shareholders on August 27, 1996.

     Pursuant to the Plan, unsecured creditors received 36,294,198 shares of Common Stock, which represented approximately 60% of the outstanding Common Stock of the Company after consummation of the Plan (including 791,280 shares issued to the Radius Creditors Trust for the purpose of satisfying a portion of any unknown or unresolved claims). The Company's secured creditor, IBM Credit, received 750,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible into an aggregate of 5,523,030 shares of Common Stock of the Company (or 6,075,333 shares in certain circumstances). The unsecured creditors also received Rights to receive an aggregate of 11,046,060 additional shares of the Company's Common Stock in the event that the Series A Convertible Preferred Stock is converted into Common Stock so that the number of shares of Common Stock received by such unsecured creditors continues to represent 60% of the shares of the Company's outstanding Common Stock. In addition, the Company has amended its 1995 Stock Option Plan to reserve for issuance thereunder and under its other existing Stock Option and Stock Purchase Plans, approximately 10% of the outstanding shares of the Company's Common Stock. Upon conversion of the Series A Convertible Preferred Stock, the Company intends to either adopt a new stock option plan or further amend its 1995 Stock Option Plan to reserve for issuance thereunder (together with the Company's other Stock Option and Stock Purchase Plans) approximately 10% of the outstanding shares of the Company's Common Stock. Therefore, shareholders holding shares of Common Stock immediately prior to the consummation of the Plan ("Existing Shareholders") represented approximately 30% of the outstanding shares of Common Stock immediately after the Plan was consummated. Because the Series A Convertible Preferred Stock will vote on an as-converted basis, Existing Shareholders represent approximately 28% of the voting power of the Company, assuming all options available or to be available for issuance are exercised. If and when the Series A Convertible Preferred Stock is converted into Common Stock, Existing Shareholders will then represent 23% of the outstanding shares of Common Stock assuming no other issuances of the Company's securities and exercise of all options available or to be available for issuance.

     Unsecured creditors accepting equity in satisfaction of their claims generally had claims in excess of $50,000 ("Major Creditors") and represented accounts payable or other claims in the aggregate of approximately $45.9 million (including a $1.0 million reserve for unknown or unresolved claims) of which approximately $29.3 million represented claims of the Committee Members. The Committee Members included SCI Technology, Inc., Mitsubishi Electronics, Hamilton Hallmark/Avnet Co., Manufacturers Services Limited, Avex Electronics, Inc., TechData Corporation, Quantum and Mitsubishi International Corporation, which were generally the Company's largest unsecured creditors, with claims of approximately $12.3 million, $5.1 million, $4.0 million, $2.2 million, $2.1 million, $1.6 million, $1.6 million and $380,000, respectively.

     The remaining unpaid indebtedness of approximately $1.9 million was owed to its Convenience Class Creditors and was repaid at an average discount of approximately 75% of the amount of the applicable claim (the amounts paid to the Convenience Class Creditors are referred to as the "Discount Payment"). The Company repaid these creditors from the proceeds of an additional advance of approximately $470,000 from IBM Credit which was made for the purpose of making Discount Payments. As of the date of the consummation of the Plan, the Company was unable to conclude settlements with 10 unsecured creditors with aggregate claims of approximately $200,000. The Company has issued 791,280 shares of Common Stock and an additional 240,824 Rights to the Radius Creditors Trust, for the purposes of satisfying any unknown claims or claims not settled. Since September 13, 1996, the Radius Creditors Trust has transferred 347,027 shares of Common Stock and 105,617 Rights to four additional creditors, leaving a balance of 444,253 shares of Common Stock and 135,207 Rights in the Trust as of September 30, 1996. The Company intends to repay any additional remaining unsatisfied or unknown claims in excess of the Trust reserve out of cash generated from operations, however, there can be no assurance that these creditors will not seek to enforce their claims or that the Company will have sufficient available funds to repay such creditors on a timely basis. Approximately 50 persons whom the Company believed to be creditors claimed that no balance was owed to such creditors. There can be no assurance that such persons will not, in the future, assert claims against the Company.

     The Company has no other plans to meet its future working capital needs other than through cash generated from operations. For fiscal 1996, the Company had an operating loss of approximately $20.5 million. If the Company is unable to increase net sales and/or reduce operating expenses or otherwise fund its working capital needs for operations, it may need to divest assets, businesses, its holdings in other companies formed after the spinoff of various lines of business or seek additional financing to meet its working capital needs. There can be no assurance that the Company will be able to divest its assets or holdings on favorable terms, if at all, or that such additional financing will be available to the Company. Furthermore, substantially all of the Company's assets are subject to a security interest in favor of IBM Credit and any proceeds would first have to be applied towards the repayment of amounts owed to IBM Credit and towards redemption of the Series A Convertible Preferred Stock prior to being available for the Company's working capital needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations--Need for Additional Financing Loan Restrictions."

     There can also be no assurance that the Company will achieve profitability.

NASDAQ NATIONAL MARKET DELISTING

     Until late June 1996, the Company's Common Stock was listed on the Nasdaq National Market System (the "Nasdaq National Market"). As a requirement to the continued listing of the Company's Common Stock on the Nasdaq National Market, the National Association of Securities Dealers, Inc. (the "NASD") required the Company to obtain shareholder approval of the Plan. The NASD had required that the Company file preliminary proxy materials with the Commission with respect to the foregoing by April 10, 1996 and that the Plan be approved by the Company's shareholders by June 30, 1996 as a condition to the Company's continued listing on the Nasdaq National Market. Inasmuch as the Company failed to reach an agreement in principle with IBM Credit and the Unofficial Creditors Committee until late June 1996, the Company was not able to meet these conditions. Accordingly, the NASD delisted the Company's Common Stock from the Nasdaq National Market for failure to satisfy the minimum net worth requirement. The Company's Common Stock is now listed on the Nasdaq SmallCap Market (the "Nasdaq SmallCap Market") and the Company will be required to meet the continued listing requirements of the Nasdaq SmallCap Market. Pursuant to these requirements, the Company will be required to maintain capital and surplus of $1.0 million. As a result of the Company's substantial losses incurred for the 1996 fiscal year, if the Company experiences a significant loss in a subsequent quarterly or annual period, the Company would have insufficient capital and surplus to satisfy the continued listing requirements of the Nasdaq SmallCap Market. In addition, the closing price of the Company's Common Stock has been below $1.00 per share for the entire month of December 1996. The Nasdaq SmallCap rules require a capital and surplus of $2.0 million, instead of $1.0 million capital and surplus if a security fails to maintain a minimum bid price of $1.00 per share. If the Company fails to maintain this minimum bid price requirement, it will have 90 days to comply with such minimum bid requirement and maintain $1.0 million in capital and surplus or, in the event it cannot maintain the minimum bid requirement, it will have to maintain $2.0 million capital and surplus. The failure to maintain the minimum bid requirement and/or $1.0 million or $2.0 million of capital and surplus would subject the Common Stock to delisting. As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Volatility of Stock Price," the substantial increase in tradable shares of Common Stock due to the consummation of the Plan could materially and adversely affect the market price of the Common Stock and if the Company has insufficient capital and surplus, the Common Stock would be subject to delisting. Furthermore, the NASD has recently proposed to institute more stringent initial and continued listing requirements, which, among other things, would subject any security to delisting if it did not maintain a minimum bid price of $1.00 per share, regardless of the financial condition of the issuer. In the event these proposed requirements are adopted, the Company's Common Stock would not, absent a significant increase in its trading price, satisfy these proposed new continued listing requirements.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Possible Delisting of Common Stock from Nasdaq Small Cap Market."

PRODUCTS AND APPLICATIONS

     A summary of some of the Company's principal products and their typical applications is set forth below:


PRODUCT CATEGORY               PRODUCT                 MARKET/APPLICATION              SUGGESTED RETAIL
----------------               -------                 ------------------              ----------------
                                                                                             PRICE
                                                                                             -----
 Accelerated Color       ThunderPower 30/1920     Color publishing, prepress, graphics          $1,399
                         ThunderPower 30/1600     design and professional color                    999
                         ThunderColor 30/1600     imaging                                        2,499
 Graphics Products       Thunder Color 30/1152*                                                  1,999
 (PCI-based)             Thunder 30/1600                                                           799
                         Thunder 30/1152*                                                          799
                         Precision Color 8/1600*                                                   399
                         Precision Color 24/1600                                                   499
                         Color Engine                                                              999
                         Thunder 3D                                                              3,399


 (NuBus-based)           PrecisionColor 8XJ*                                                       599

 Color Reference         PressView 21SR           Color publishing, prepress and                 3,999
 Displays                PressView 17SR           graphics design                                2,499
                         Precision View 21                                                       2,749



 Color Management        ProSense Display         Color publishing and prepress                    799
 Products                Calibrator
                         Color Composer

Digital Video            Telecast Upgrade for VVS Color publishing, prepress,                    4,299
Products                 VideoVision PCI          graphics design and professional               3,999
(PCI-based)                                       color imaging, broadcasting and
                                                  advertising

(NuBus-based)            Telecast                                                                6,399
                         VideoVision Style 2.0*                                                  2,999

(Software)               Radius Edit                                                               199


* Denotes that product is no longer being manufactured.

                                       -6-

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

     The Thunder (PCI), ThunderPower (PCI), ThunderColor (PCI) and Thunder IV (NuBus) class graphics cards offer enhanced resolutions, as well as a number of other acceleration capabilities for Adobe Photoshop, a popular application
for working with computer images.   These graphics cards also feature
hardware pan and zoom capability, enabling users to quickly change the size and the amount of the information on their color display. The Company believes these capabilities allow users working with large amounts of detailed information to be more productive because they can quickly accomplish a variety of tasks using these hardware-based acceleration features.

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

     VideoVision Studio and VideoVision PCI, Radius' leading desktop video product, was the first fully QuickTime compatible video editing and production system that supported full-screen (640 x 480 pixels), full-motion video at 60-fields per-second. VideoVision Studio offers JPEG video compression/decompression capabilities, 16-bit C.D. stereo audio, and allows users to output their finished product directly and easily to videotape. VideoVision Studio is compatible with QuickTime based software applications for editing, effects, titling, graphics, animation and audio.

     Radius Telecast (NuBus) offers broadcast quality digital video for short form projects. Radius Telecast features include: high-quality, Betacam SP component, S-video and composite digitizing and play back; QuickTime-compliant video system software; 16-bit analog audio; and a 19" rack-mountable design. Radius Telecast is designed to provide full QuickTime support, a high degree of studio integration and professional video and audio
support.      Radius also offers a QuickTime compliant digital video non linear editing, compositing and animation software applications that facilitate the creation and editing of digital video content. Radius Edit
2.0 is a non-linear professional digital video editing solution that features an intuitive user interface, FX templates, built-in titling, multiple key frames, batch digitizing and picture-in-picture capabilities. Radius Edit
2.0 also offers a variety of high-quality special effects for digital video editing including pan-zoom-rotating, chroma keying and compositing.

DISPLAYS

     The Company currently offers a variety of large color reference displays designed for desktop color publishers and graphic artists. The PressView SR series (PressView 21SR and PressView 17SR) is designed to offer the color accuracy, resolution and clarity needed for high quality color prepress, media authoring, photography, medical imaging and scientific image processing. These color reference displays offer consistent and accurate color preproofing at resolutions of up to 1600 by 1200 pixels. The PrecisionView 21 also offers resolutions of up to 1600 by 1200 pixels but at a lower price point. The PressView SR series supports Kodak PrecisionColor, Agfa FotoFlow, Apple ColorSync 2.0 and EFI Color management systems to ensure color accuracy.

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

COLOR MANAGEMENT PRODUCTS

     Color peripherals tend to vary over time from their original specifications, thus causing significant color variances. Display calibrators control the way peripherals produce color, making the color more consistent and predictable. The Company's Prosense Display Calibrator works with sensing technology and Macintosh software to measure the actual color performance of a display and then adjust information in the Macintosh graphics card so that the colors will be accurate. This product also communicates with a number of third party color management systems to provide color information about the display so that color can be managed from one peripheral to another.

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

     The Company believes that the competitive nature of the computer industry, along with the rapid pace of technological evolution, requires that it continue to introduce innovative products on a timely basis to compete effectively. During fiscal 1996, 1995 and 1994, the Company's expenditures for research and development totaled $7.5 million, $19.3 million and $34.0 million, respectively. To date, all of the Company's research and development expenditures have been charged to operations as incurred. Because of its financial condition, the Company does not anticipate having research and development expenditures equal to its historical levels, which could adversely affect the Company's ability to develop and introduce new products.
 See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations --Technological Change; Continuing to Develop New Products."

     There can be no assurance that the Company's development efforts will result in commercially successful products, or that the Company's products will not be rendered obsolete by changing technology or new products introduced by others. Additionally, should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. In the past, the Company expended substantial resources towards its MacOS product line which did not achieve profitability and which was subsequently sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Technological Change; Continuing Need to Develop New Products."

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

INNOVATION WITHIN STANDARD OPERATING SYSTEM ENVIRONMENTS

     In order to maintain compatibility with the existing base of installed hardware and software, the Company seeks to innovate in conjunction with existing standards. For example, the Company's graphics cards are compatible with third party graphics software (such as Adobe Photoshop and Quark Pagemaker) as well as NuBus and PCI-based computers. Similarly, the Company's digital video cards are tightly integrated into Apple's standard QuickTime environment.

MARKETING, SALES AND DISTRIBUTION

     The Company employs a two-tiered distribution model whereby it sells its products primarily through a limited number of distributors and master resellers that in turn distribute the Company's products to a variety of resellers including superstores, independent dealers, educational resellers, systems integrators, value added resellers and mail order resellers. The Company's distributors and master resellers purchase products at discounts from suggested retail prices based on purchase volumes.

     In the United States, the Company sells its products primarily through the following major distributors and master resellers: Ingram Micro, Inc.; and MicroAge. The Company's business and financial results are highly dependent on the success of these distributors and master resellers. To assist these domestic distributors and master resellers and to provide marketing, training and technical support, the Company maintains field sales facilities in a number of locations throughout the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- International Sales."

      Radius provides market development funds that give distributors and master resellers incentives to increase sales, improve reporting and achieve a product mix favoring higher margin products.

     Internationally, sales are made through worldwide distributors, which market, sell and service the Company's products, and until the second quarter of 1996, the Company's wholly owned subsidiary located in Tokyo, Japan. During fiscal 1996, the Company entered into exclusive distributor arrangements with respect to Japan and Europe. For fiscal years ended September 30, 1996, 1995 and 1994, the Company's export sales accounted for approximately 50.7%, 40.4%, and 34.5%, respectively, of the Company's net sales. See Note 7 of Notes to Consolidated Financial Statements. The Company's export sales are subject to certain risks common to international operations, such as currency fluctuations and governmental regulation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- International Sales."

     For the fiscal years ended September 30, 1996, 1995 and 1994, Ingram Micro, Inc. accounted for approximately 34.3%, 34.0% and, 13.5% of the Company's net sales, respectively.

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

MANUFACTURING AND SUPPLIERS

     As a result of the Company's outsourcing of manufacturing, substantially all of the Company's assembly, quality control testing, packaging and other manufacturing operations are performed by the Company's suppliers, contract manufacturers, and other subcontractors. The Company has developed a quality assurance program with these third parties.

     The Company attempts to utilize standard parts and components available from multiple vendors. However, certain components used in the Company's products are available only from sole or limited suppliers, such as certain ASICs from LSI Logic and NEC and certain VideoVision parts from Toshiba. The Company's products also incorporate components, such as video random access memory, that are available from multiple sources but have been subject to substantial fluctuations in availability and price. Although the Company has been able to obtain an adequate supply of such components in the past, there can be no assurance that it will be able to obtain an adequate supply in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on Limited Number of Manufacturers and Suppliers."

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

     Although Apple is principally a supplier of general purpose computing platforms upon which third parties are encouraged to build more complete solutions, the Company also faces competition from Apple. Apple markets a number of products, including computer systems and color displays, that compete directly or indirectly with the Company. Apple also could introduce additional products, add functionality to their computer systems that is similar to that provided by certain of the Company's products, or alter its systems' architecture in a manner that could adversely affect the Company's ability to compete. For example, Apple's PowerPC based products which have on-board graphic functionality and faster processing speed, could be considered competitors of specific product lines of the Company's. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Certain Factors That May Affect the Company's Future Results of Operations --Dependence on and Competition with Apple."

     The Company believes that the principal competitive factors for its product line are product performance, breadth of distribution, brand name recognition, price and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. In addition, many of the Company's current and prospective competitors have significantly greater technical, manufacturing and marketing resources than
the Company.   See "Management's Discussion and Analysis of Financial
Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Competition."

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

     The Company has received, and may receive in the future, communications asserting that its products infringe the proprietary rights of third parties, and the Company is engaged and has been engaged in litigation alleging that the Company's products infringe others' patent rights. As a result of such claims or litigation, it may become necessary or desirable in the future for the Company to obtain licenses relating to one or more of its products or relating to current or future technologies, and there can be no assurance that it would be able to do so on commercially reasonable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on Proprietary Rights."

EMPLOYEES

     As of December 31, 1996, the Company had approximately 100 full time employees.

     The Company's success will depend, in large measure, on its ability to attract and retain highly qualified technical, marketing, engineering and management personnel, who are in great demand. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on Key Personnel."

     The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


ITEM 2.        PROPERTIES

     The Company's primary facility is located in Sunnyvale, California and consists of leased space of approximately 40,000 square feet. The Company believes that its current facilities are adequate for its needs. The lease on the primary facility will expire in March 1998.

     The Company has subleased to other companies approximately 194,000 square feet of facilities which the Company is currently not using.

     The Company has maintained field sales facilities in a number of locations throughout the United States as well as in Surrey, England; Paris, France; Hamburg, Germany; and Tokyo, Japan but no longer does so. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 3.        LEGAL PROCEEDINGS

     (a) On November 16, 1995, Electronics for Imaging, Inc. ("EFI") filed a suit in the United States District Court in the Northern District of California alleging that the Company infringes a patent allegedly owned by EFI. Although the complaint does not specify which of the Company's products allegedly infringe the patent, subsequent pleading indicates that EFI alleges that the Company's Color Server products allegedly infringe. In January 1996, the Company completed the divestiture of the Color Server Group.

     The Company has filed an answer denying all material allegations, and has filed counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI's motion to dismiss or sever the Company's amended counterclaims was granted in part and the ruling permitted the Company to file an amended counterclaim for antitrust violations. The Company has filed an amended antitrust claim. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it has indemnification rights with respect to EFI's claims. A motion for summary judgment based on these indemnification rights disposing of EFI's claims was filed, and the court granted this motion finding the Company immune from suit under the patent after February 22, 1995. The Company expects to vigorously defend the remaining claims of EFI and to vigorously prosecute the claims it has asserted against EFI. In the opinion of management, based on the facts known at this time, although the eventual outcome of this case is unlikely to have a material adverse effect on the results of operations or financial position of the Company, the costs of defense, regardless of outcome, may have a material adverse effect on the results of operations or financial position of the Company. In addition, in connection with the divestiture of its Color Server business, the Company has certain indemnification obligations for which approximately $2.3 million remains held in escrow to secure such obligations in the event that the purchaser suffers any losses resulting from such litigation.

     (b) The Company was named as one of approximately 42 defendants in Shapiro et al. v. ADI Systems, Inc. et al., Superior Court of California, Santa Clara County, case no. CV751685, filed August 14, 1995. Radius was named as one of approximately 32 defendants in Maizes & Maizes et al. v. Apple Computer et al., Superior Court of New Jersey, Essex County, case no. L-13780-95, filed December 15, 1995. Plaintiffs in each case purport to represent alleged classes of similarly situated persons and/or the general public, and allege that the defendants falsely advertised that the viewing areas of their computer monitors are larger than in fact they are.

     The Company was served with the Shapiro complaint on August 22, 1995 and was served with the Maizes complaint on January 5, 1996. Defendants' petition to the California State Judicial Council to coordinate the Shapiro case with similar cases brought in other California jurisdictions was granted in part and it is anticipated that the coordinated proceedings will be held in Superior Court of California, San Francisco County. An amended consolidated complaint was filed on March 26, 1996. Discovery proceedings are scheduled to begin. The Company believes it has meritorious defenses to the plaintiffs' claims and is defending them vigorously. Extended settlement discussions began in connection with a successful demurrer in the California case. Such discussions have been complicated by the refusal of a small number of the defendants to participate in the proposed settlement. In the opinion of management, based on the facts known at this time, the eventual outcome of these cases may have a material adverse effect on the results of operations or financial position of the Company in the financial period in which they are resolved. In addition, whether or not the eventual outcomes of these cases have a material adverse effect on the results of operations or financial condition of the Company, the costs of defense, regardless of outcome, may have a material adverse effect on the results of operations and financial condition of the Company.

     (c) On April 17, 1996, the Company was served with a complaint filed by Colorox Corporation ("Colorox"), in the Circuit Court of the State of Oregon, County of Multnomah, case no. 9604-02481, which alleges that the Company breached an alleged oral contract to sell its dye sublimation printer business to Colorox for $200,000, and seeks both specific performance of the alleged contract and alleged damages of $2.5 million. The Company believes it has meritorious defenses to the plaintiff's claims and intends to defend them vigorously. Nevertheless, the costs of defense, regardless of outcome, could have an adverse effect on the results of operations and financial condition of the Company.

     (d) The Company is involved in a number of other judicial and administrative proceedings incidental to its business. The Company intends to defend such lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of such cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. In addition, the costs of defense -- regardless of the outcome -- could have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Shareholders (the "Special Meeting") was held on August 7, 1996. The sole matter voted upon at this Special Meeting was a proposal to amend the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock from 50,000,000 to 100,000,000 shares. The proposal was approved with 14,540,913 affirmative votes, 443,795 negative votes, and 111,639 votes abstaining.

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of the Company are as follows:

         NAME                 AGE                POSITION
         ----                 ---                --------

Charles W. Berger              43         Chairman of the Board of Directors,
                                          Chief Executive Officer and President

Cherrie L. Fosco               47         Chief Financial Officer

Mary E. Godwin                 37         Vice President, Operations

Gregory M. Millar              40         Vice President, Research


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

     MS. FOSCO was appointed Chief Financial Officer in November 1996 and prior to assuming that position served as the Company's Corporate Controller from March 1995 to November 1996 and as Director of Financial Planning and Analysis from February 1994 to March 1995. Prior to joining the Company, Ms. Fosco was Vice President, Controller and Treasurer of Gigatronics Inc., a manufacturer of microwave and RF signal generators.

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

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

     The Company's Common Stock has been quoted on the Nasdaq National Market from August 21, 1991 until July 1, 1996. The Company's Common Stock is now quoted on the Nasdaq SmallCap Market under the symbol "RDUS." The high and low sales prices for the Common Stock are indicated below.

Year Ended September 30, 1995                      Low            High
-----------------------------                      ---            ----

First Quarter                                     7 5/8         10 1/4
Second Quarter                                        9         14 1/2
Third Quarter                                     9 1/8         13 3/4
Fourth Quarter                                   6 15/16        12 1/2

Year Ending September 30, 1996
------------------------------

First Quarter                                    1 15/16         7 1/8
Second Quarter                                     15/16         2 1/2
Third Quarter                                     2 3/16         4 5/8
Fourth Quarter                                    1 1/4         2 13/16

     On December 31, 1996, there were approximately 3,606 holders of record of the Company's Common Stock.

     The Company has never declared or paid any cash dividends on its Common Stock. As explained under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained elsewhere in this Annual Report, funds will be required to support future losses and the Company's future working capital needs as well as to repay the Company's outstanding indebtedness to IBM Credit. In addition, the terms of the Company's restructured loan agreement with IBM Credit prohibits the payment of any cash dividends so long as any amounts are outstanding under the loan agreement. Furthermore, the Company is required to pay an annual cumulative dividend at the rate of 10% per annum on the Series A Convertible Preferred Stock which must be paid before any dividends may be paid on the Common Stock. Accordingly, the Company anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends on its Common Stock will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company, general business conditions and contractual and other restrictions on payment of dividends, including restrictions pursuant to the terms of the Company's outstanding Series A Convertible Preferred Stock and pursuant to the terms of the Company's restructured loan agreement with IBM Credit.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                       SEPTEMBER 30, (1)
                                           --------------------------------------------------------------------------------
                                           1996            1995            1994 (2)            1993 (2)            1992 (2)
                                           ----            ----            --------            --------            --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
 CONSOLIDATED STATEMENTS OF
     OPERATIONS DATA:

 Net sales                               $ 90,290        $ 308,133          $324,805           $337,373            $284,598
 Cost of sales                             77,382          302,937           276,948            254,321             181,198
                                         --------        ---------         ---------           --------            --------
     Gross profit                          12,908            5,196            47,857             83,052             103,400
 Operating expenses:
     Research and development               7,478           19,310            33,956             33,503              21,093
     Selling, general and administrative   25,886           90,068            94,731             84,132              61,824
                                         --------        ---------         ---------           --------            --------
          Total operating expenses         33,364          109,378           128,687            117,635              82,917
                                         --------        ---------         ---------           --------            --------
 Income (loss) from operations            (20,456)        (104,182)          (80,830)           (34,583)             20,483
 Other income (expense), net               24,032           (3,045)             (376)                70                 878
 Interest expense                          (3,736)          (3,023)             (869)              (   )               (   )
 Litigation settlement                          -          (12,422)                -                  -                   -
                                         --------        ---------         ---------           --------            --------
 Income (loss) before income taxes and
     cumulative effect of a change in
     accounting principle                    (160)        (122,672)          (82,075)           (34,513)             21,361
 Provision (benefit) for income taxes         815            9,070            (4,600)           (13,774)              8,329
                                         --------        ---------         ---------           --------            --------
 Income (loss) before cumulative effect
     of a change in accounting principle $   (975)       $(131,742)        $ (77,475)          $(20,739)           $ 13,032
 Cumulative effect of a change in method
     of accounting for income taxes             -                -                 -                600                   -
                                         --------        ---------         ---------           --------            --------
 Net income (loss)                       $   (975)       $(131,742)        $ (77,475)          $(20,139)           $ 13,032
                                         --------        ---------         ---------           --------            --------
                                         --------        ---------         ---------           --------            --------
 Net income (loss) per share:
 Income (loss) before cumulative effect
     of a change in accounting principle $  (0.05)       $   (8.75)        $   (5.70)          $  (1.61)           $   1.04
 Cumulative effect of a change in method
     of accounting for income taxes             -                -                 -               0.05                   -
                                         --------        ---------         ---------           --------            --------
 Net income (loss) per share             $  (0.05)       $   (8.75)        $   (5.70)          $  (1.56)           $   1.04
                                         --------        ---------         ---------           --------            --------
                                         --------        ---------         ---------           --------            --------
 Common shares used in computing
     net income (loss) per share           21,251           15,049            13,598             12,905              12,485
                                         --------        ---------         ---------           --------            --------
                                         --------        ---------         ---------           --------            --------



                                                                             SEPTEMBER 30, (1)
                                                 --------------------------------------------------------------------------------
                                                 1996            1995            1994 (2)            1993 (2)            1992 (2)
                                                 ----            ----            --------            --------            --------
                                                                              (IN THOUSANDS)

 CONSOLIDATED BALANCE SHEET DATA
 Working capital (Working capital deficiency)   $ 8,476          $(59,334)       $ 29,856            $ 86,711            $ 84,303
 Total assets                                    45,526            87,878         126,859             172,275             150,658
 Long-term debt-noncurrent portion               22,213             1,331           2,857               3,975               1,935
 Convertible preferred stock                      3,000                 -               -                   -                   -
 Shareholders' equity (Net capital deficiency)    3,960           (57,117)         35,691              98,155              96,631


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

(2) These periods have been restated to reflect the Merger of Radius and SuperMac which has been accounted for as a pooling of interests. See Note 10 of Notes to the Consolidated Financial Statements. The consolidated financial statements for all periods prior to fiscal 1994 have not been restated to adjust SuperMac's fiscal year end to that of Radius. Such periods include Radius' results of operations and balance sheet data on a September 30 fiscal year basis and SuperMac's on a December 31 calendar year basis. The results for both of the fiscal years ended September 30, 1994 and 1993 include the results of SuperMac's operations for the three months ended December 31, 1993. Revenues, costs and expenses and net loss of SuperMac for such period were $48.5 million, $64.7 million and $9.9 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Statements indicating that the Company "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this discussion and other sections of this Form 10-K. Such factors include, but are not limited to: the Company's ability to achieve profitability; the Company's ability to repay its indebtedness to IBM Credit; the success of the Apple Macintosh computer line as well as the success of Apple and operating system; the Company's ability to compete successfully with Apple; Company's ability to successfully develop and introduce new products to keep pace with technological innovation, particularly in light of its limited financial resources; the Company's ability to compete in its market; the ability of the Company's manufacturers and suppliers to deliver components and manufacture the Company's products; the Company's dependence on international sales and the effect of its exclusive distributor arrangements with respect to Europe and Japan; and the Company's ability to attract and retain its key personnel.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated certain operational data as a percentage of net sales (may not add due to rounding).

                                             YEAR ENDED SEPTEMBER 30
                                           ---------------------------
                                           1996        1995       1994
                                           ----        ----       ----

  Net sales                               100.0%      100.0%     100.0%
  Cost of sales                            85.7        98.3       85.3
                                           ----        ----       ----
  Operating expenses:                      14.3         1.7       14.7
     Gross profit
  Research and development                  8.3         6.3       10.5
  Selling, general, and administrative     28.7        29.2       29.2
                                           ----        ----       ----
     Total operating expenses              37.0        35.5       39.6

  Loss from operations                    (22.7)      (33.8)     (24.9)
  Other income (expense), net              26.6        (1.0)      (0.3)
  Interest expense                         (4.1)       (1.0)      (0.1)
  Litigation settlement                       -        (4.0)         -
                                           ----        -----      ----
  Loss before income taxes                 (0.2)      (39.8)     (25.3)
  Provision (benefit) for income taxes      0.9         2.9       (1.4)
                                            ---         ---       -----
     Net loss                              (1.1)%     (42.8)%    (23.9)%
                                           -----      ------     ------
                                           -----      ------     ------

FISCAL 1996 TO FISCAL 1995

     NET SALES. Net sales for fiscal 1996 decreased 70.7% to $90.3 million from $308.1 million in fiscal 1995. This decline was primarily due to the Company's efforts to refocus its business which included exiting markets for high-volume low-margin displays, reduced sales of the Company's video and graphics products caused by Apple's shift from Nubus to PCI Bus computers, business divestitures and as a result of entering into exclusive distributor arrangements for Japan and Europe effective April 1,1996 and July 1,1996, respectively, which relationships provide for the Company to receive as net sales, a percentage of the sales price of each product sold by those distributors as compared to the entire sales price of the product prior to the appointment of the distributor. The Company is highly dependent on the success of Apple products as the Company's products are designed to provide additional functionality to Apple products as compared to the entire sales price of the product prior to the appointment of the distributors.

     As a result of the sale by the Company of its Color Server Group, the Company recorded no net sales of color server products after the second quarter of its 1996 fiscal year and recorded approximately $7.0 million of net sales for the first quarter of its 1996 fiscal year. The Company anticipates significantly lower overall net sales in the immediate future as a result of the Company's decision to focus its efforts on providing solutions for high end digital video and graphics customers, discontinue selling mass market displays and other low value added products, and the divestiture of certain businesses such as its color server group and MacOS compatible systems. The Company sold its Color Server Group in January 1996 and sold its MacOS business in February 1996. Net sales from the Color Server Group were approximately $7.0 million for fiscal 1996 and approximately $29.3 million for fiscal 1995 and net sales from the MacOS business were approximately ($1.5 million) for fiscal 1996 and $21.8 million for fiscal 1995. Had the net sales of these businesses not been included in the Company's net sales for fiscal 1996 or fiscal 1995, the Company's net sales for such periods would have been approximately $84.8 million and $257.0 million for fiscal 1996 and fiscal 1995, respectively.

     While net sales from the Company's digital video products increased slightly during the fiscal year, the Company anticipates lower revenue from this product line until the introduction of new products now under development. There can be no assurance that the Company will be able to successfully develop, introduce and market these new products or that these products will achieve commercial success.

     One customer accounted for 34.3% of the Company's net sales for fiscal 1996. For fiscal 1995, the same customer accounted for 34.0% of the Company's net sales.

     The Company's export sales for fiscal 1996 were 50.7% of net sales as compared to 40.4% of net sales for fiscal 1995. Net sales could be adversely affected in the future as a result of the exclusive distributor relationships for Japan and Europe because the Company will earn royalties and commissions on any sales to such regions and therefore will only recognize as net sales a portion of the sales price of any product sold through such distributor arrangements. Even if sales for such regions increase or remain similar to historic levels, the Company would recognize a lesser amount of net sales for such regions as compared to historic levels. Accordingly, the Company anticipates a decline in the percentage of net sales attributable to the Asia-Pacific and European sales regions in connection with the appointments of an exclusive Japanese and European distributor and, as described above, the Company could also experience a decline in the dollar amount of net sales attributable to such regions. Export sales are also subject to the normal risks associated with doing business in foreign countries such as currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, export controls and other government regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. The Company hedges substantially all of its trade receivables denominated in foreign currency through the use of foreign currency forward exchange contracts based on third party commitments. Gains and losses associated with currency rate changes on forward contracts are recognized in the Company's consolidated statements of operations upon contract settlement and were not material in fiscal 1996 or 1995.

     GROSS PROFIT. The Company's gross profit margin was 14.3% for fiscal 1996, as compared with 1.7% for fiscal 1995. Included in fiscal 1996 is a one time charge of $3.5 million resulting from the Company's financial restructuring completed in September 1996. Excluding this one time charge and the restructuring and other charges recorded in fiscal 1995, gross profit margin in fiscal 1996 was 18.2% compared to 16.9% in fiscal 1995.

     In addition, the Color Server Group had gross profit of approximately $2.2 million, for fiscal 1996 and the Color Server Group and MacOS business had gross profit (loss) of approximately $9.8 million and ($19.2 million), respectively, for fiscal 1995. Had those businesses not been included in the calculation of the Company's gross profit for fiscal 1996 and 1995, gross profit for such fiscal years would have been approximately $10.6 million and $14.6 million, respectively with a gross profit margin of approximately 12.6% and 5.7%, respectively.

     The Company anticipates continued price reductions and margin pressure within its industry. The Company is responding to these trends by focusing on higher margin products, taking further steps to reduce product costs and controlling expenses. There can be no assurance that the Company's gross margins will recover or remain at current levels.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased from $19.3 million or 6.3% of net sales for fiscal 1995 to $7.5 million or 8.3% of net sales for fiscal 1996. The Company decreased its research and development expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures. The increase in research and development expenses expressed as a percentage of net sales for fiscal 1996, was primarily attributed to the decrease in net sales and the Company's refocusing on higher-end products, rather than high-volume lower-margin products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $90.1 million or 29.2 % of net sales for fiscal 1995 to $25.9 million or 28.7% of net sales for fiscal 1996. The Company decreased its selling, general and administrative expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures. Selling general and administrative expenses in fiscal 1995 reflected a reduction of approximately $2.1 million of merger-related restructuring reserves to reflect current requirements.

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

     OTHER INCOME (EXPENSE), NET. Other income was $24.0 million for fiscal 1996, as compared to other expense of $3.0 million for fiscal 1995. The increase was due primarily to other income of approximately of $23.8 million resulting from the Company's divestitures of three business lines, including the Color Server Group.

     INTEREST EXPENSE. Interest expense was $3.7 million for fiscal 1996 as compared to $3.0 million for fiscal 1995. This increase was due to higher average interest rates on higher average borrowings.

     PROVISION FOR INCOME TAXES. The Company recorded a provision for income taxes of $815,000 for fiscal 1996 as compared to a provision for income taxes for fiscal 1995 of $9.1 million. The provision for fiscal 1996 differs from the provision computed utilizing the combined statutory rate in effect during the period primarily as a result of the impact of foreign taxes. The fiscal 1995 provision differs from the provision computed utilizing the combined statutory rate in effect during the period primarily as a result of the impact of not benefiting the 1995 operating losses and the reversal of existing deferred tax assets.

     FASB Statement 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company's valuation allowance reduced the deferred tax asset to the amount realizable. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties surrounding their realization. Due to the net losses reported in prior years and as a result of the material changes in operations, predictability of earnings in future periods is uncertain. The Company will evaluate the realizability of the deferred tax asset on a quarterly basis.

     As a result of the issuance of Common Stock and Series A Convertible Preferred Stock in exchange for certain liabilities of the Company in September 1996, the Company experienced a "change in ownership" as defined under Section 382 of the Internal Revenue Code. Accordingly, utilization of substantial net operating losses and tax credit carryforwards will be subject to an approximately $2.0 million annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (and similar state provisions), except under limited circumstances. This limitation will result in the expiration of all of the tax credit carryforwards and a substantial portion of the net operating loss carryforwards. See Note 5 of Notes to Consolidated Financial Statements.

     NET INCOME (LOSS). As a result of the above factors, the Company had a net loss of $975,000 for fiscal 1996, as compared to a net loss of $131.7 million for fiscal 1995. The Color Server Group had net income of approximately $0.9 million and $3.5 million for fiscal 1996 and 1995, respectively had this business not been included in the calculation of the Company's net loss for fiscal 1996 and 1995, the Company would have had a net loss of approximately $1.9 million and $135.2 million for fiscal 1996 and 1995, respectively.

FISCAL 1995 COMPARED TO FISCAL 1994

     NET SALES. The Company's net sales decreased 5.1% to $308.1 million in fiscal 1995 from $324.8 million in fiscal 1994. Fiscal 1995 net sales were reduced by approximately $11.4 million due to reserves taken by the Company in anticipation of future price reductions on a number of its graphics cards, MacOS compatible systems and other products that are designed for Apple's NuBus-based computers which were largely replaced by Apple's PCI Bus-based computers.

     During the 1995 fiscal year, net sales of graphics cards declined substantially due primarily to reduced demand resulting from Apple's incorporation of built-in graphics capabilities in its PowerPC based Macintosh systems. Net sales from displays, accelerator cards and printers also declined during the 1995 fiscal year. These declines were largely offset by sales of MacOS compatible systems which were first introduced in the 1995 fiscal year and by a substantial increase of approximately $13.5 million in net sales from the Company's color server products. In January 1996, the Company completed the sale of its color server business and in February 1996, its MacOS business.

     Export sales represented approximately 40.4% and 34.5% of net sales for fiscal 1995 and 1994, respectively. See Note 7 of Notes to Consolidated Financial Statements.

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

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $19.3 million, or 6.3% of net sales, in fiscal 1995 from $34.0 million, or 10.5% of net sales, in fiscal 1994. The Company's research and development expenses in fiscal 1994 included restructuring and other charges of $4.3 million. No restructuring and other charges were included in research and development expenses in fiscal 1995. The remainder of the decrease in research and development expenses during the fiscal year was primarily due to the reduction of expenses as a result of the Company's restructuring following the merger of Radius and SuperMac. The merger-related restructuring resulted in reduced costs primarily related to headcount, depreciation, and facilities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses including restructuring and other charges decreased to $90.1 million, or 29.2% of net sales, in fiscal 1995 from $94.7 million, or 29.2% of net sales, in fiscal 1994. Selling, general and administrative expenses excluding restructuring and other charges decreased to $79.2 million, or 25.7% of net sales, in fiscal 1995 from $84.0 million, or 25.9%
of net sales, in fiscal 1994.   The decrease in selling, general and
administrative expenses during the fiscal year was primarily due to the reduction of expenses as a result of the Company's restructuring following the merger. The merger-related restructuring resulted in reduced costs primarily related to headcount, depreciation and facilities.

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

     OTHER INCOME (EXPENSE), NET. Other expense increased to $3.0 million in fiscal 1995 from $376,000 in fiscal 1994. This increase was due primarily to increased cash discounts offered to customers for early payment and flooring charges relating to the Company's accounts receivable.

     INTEREST EXPENSE. Interest expense was $3.0 million for fiscal 1995 as compared to $869,000 for fiscal 1994. This increase was due primarily to higher average interest rates on higher average borrowings.

     NET INCOME (LOSS). As a result of the above factors net loss increased 69.9% to $131.7 million in fiscal 1995 from $77.5 million in fiscal 1994.

RESTRUCTURING, MERGER AND OTHER CHARGES

     During fiscal 1994 and 1995, three restructuring and other charges were recorded. SuperMac recorded a $16.6 million restructuring charge during December 1993 in connection with a program to realign its inventory and facility and personnel resources. Subsequently, the two companies merged and incurred a restructuring charge of $43.4 million. In September 1995, Radius recorded $57.9 million restructuring charge in connection with the Company's efforts to refocus and streamline its business. A discussion of each of these events follows.

          SUPERMAC DECEMBER 1993 RESTRUCTURING AND OTHER CHARGES: In December 1993, SuperMac recorded charges of $16.6 million in connection with a program to adjust inventory levels, eliminate excess facilities, terminate certain projects and contract arrangements and reduce the number of employees. The charges (in thousands) are included in: cost of sales ($13,352); research and development ($2,000); and selling, general and administrative expenses ($1,238). There have been no material changes in the restructuring plan or in the estimates of the restructuring costs. The remaining balance of $236,000 in its restructuring reserve which related to facility costs, was eliminated in fiscal 1996.

     RADIUS FISCAL 1994 MERGER RELATED RESTRUCTURING AND OTHER CHARGES. In the fourth quarter of fiscal 1994, the Company recorded charges of $43.4 million in connection with the Merger of Radius and SuperMac (the "Merger"). These charges include the discontinuance of duplicative product lines and related assets; elimination of duplicative facilities, property and equipment and other assets; and personnel severance costs as well as transaction fees and costs incidental to the merger. The charges (in thousands) are included in: net sales ($3,095); cost of sales ($25,270); research and development ($4,331); and selling, general and administrative expenses ($10,711). The elements of the total charge as of September 30, 1996 are as follows (in thousands):

                                                                    Representing
                                                         ---------------------------------
                                                                                    Cash Outlays
                                                                              ------------------------
                                                                     Asset
                                                   Provision      Write-Downs     Completed     Future
 Adjust inventory levels                           $22,296        $19,200         $ 3,096       $   -
 Excess facilities                                   2,790            400           2,346          44
 Revision of the operations business model           9,061          7,078           1,983           -
 Employee severance                                  6,311              -           6,311           -
 Merger related costs                                2,949              -           2,949           -
                                                   -------        -------         -------       -----
 Total charges                                     $43,407        $26,678         $16,685       $  44


     The adjustment of inventory levels reflects the discontinuance of duplicative product lines. The provision for excess facility costs represents the write-off of leaseholds and sublease costs of Radius' previous headquarters, the consolidation into one main headquarters and the consolidation of sales offices. The revision of the operations business model reflects the reorganization of the combined Company's manufacturing operations to mirror Radius' manufacturing reorganization in 1993. This reorganization was designed to outsource a number of functions that previously were performed internally, reduce product costs through increased efficiencies and lower overhead, and focus the Company on a limited number of products. Employee severance costs are related to employees or temporary employees who were released due to the revised business model. Approximately 250 employees were terminated in connection with the merger. The provision for merger related costs is for the costs associated with the merger
transaction, such as legal, investment banking and accounting fees.   The
Company has spent $16.7 million of cash for restructuring through September 30, 1996. The Company has substantially completed this restructuring. During fiscal 1995, approximately $2.1 million of merger related restructuring reserves were reversed and recorded as an expense reduction due to changes in estimated requirements.

     RADIUS FISCAL 1995 RESTRUCTURING AND OTHER CHARGES. In September 1995, Radius recorded charges of $57.9 million in connection with the Company's efforts to restructure its operations by refocusing its business on the color publishing and multimedia markets. The charges primarily included a writedown of inventory and other assets. Additionally, the charges included expenses related to the cancellation of open purchase orders, excess facilities and employee severance. The charges (in thousands) are included in cost of sales ($47,004), and selling, general and administrative expense ($10,861). The elements of the total charge as of September 30, 1996 are as follows (in thousands):

                                                                    Representing
                                                         ---------------------------------
                                                                                    Cash Outlays
                                                                              ------------------------
                                                                     Asset
                                                   Provision      Write-Downs     Completed     Future
 Adjust inventory levels                           $ 33,138       $ 32,300        $    838      $    -
 Excess facilities                                    2,004            404           1,600           -
 Cancellation fees and asset write-offs              19,061          5,196          13,800          65
 Employee severance                                   3,662              -           2,599       1,063
                                                   --------       --------        --------      ------
 Total charges                                     $ 57,865       $ 37,900        $ 18,837      $1,128


     The adjustment of inventory levels reflects the discontinuance of several product lines. Revenues and gross profit (loss) for significant product lines discontinued were as follows: Mac-OS compatible systems were approximately $21.8 million and $(19.2) million, respectively; and low-margin displays were approximately $82.9 million and $19.6 million, respectively. The provision for excess facility costs represent the write-off of leasehold improvements and the costs associated with anticipated reductions in facilities. The cancellation fees and asset write-offs reflect the Company's decision to refocus its efforts on providing solutions for the color publishing and multimedia markets. Employee severance costs are related to employees or temporary employees who have been or will be released due to the restructuring. As of September 30, 1996, approximately 230 positions of the 240 total planned had been eliminated in connection with the restructuring. The Company had satisfied approximately $18.8 million of the originally anticipated cash outlays for this restructuring during fiscal 1996, of which $5.0 million represented cash expenditures and $13.8 million represented cancellation of indebtedness or claims in consideration of the issuance of equity in the Company. During the quarter ended June 30, 1996, approximately $913,000 of restructuring charges were reversed and recorded as an expense reduction due to changes in estimated requirements. The restructuring is substantially completed and remaining cash outlays relate primarily to the restructuring of the Company's international operations.

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

     In June 1995, the Court approved the settlement of both litigations and entered a Final Judgment and Order of Dismissal. Under the settlement of the litigation brought in 1992 against the Company, the Company's insurance carrier paid $3.7 million in cash and the Company issued a total of 128,695 shares of its Common Stock to a class action settlement fund. In the settlement of the litigation brought in 1994 against SuperMac, the Company paid $250,000 in cash and is to issue into a class action settlement fund a total of 707,609 shares of its Common Stock. The number of shares to be issued by the Company increased by 100,000 because the price of the Company's Common Stock was below $12 per share during the 60-day period following the initial issuance of shares. In connection with these settlements, the financial statements for the first quarter of fiscal 1995 included a charge to other income of $12.4 million, reflecting settlement costs not covered by insurance as well as related legal fees, resulting in a reduction in net income from $1.4 million to a net loss of $11.0 million or $0.78 per share for the quarter.

     As of September 30, 1996, the Company had issued 836,674 shares of its Common Stock due to the settlements and 99,630 shares remained to be issued.

BUSINESS DIVESTITURES

          COLOR SERVER GROUP DIVESTITURE. In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. (the "Parent"), a corporation formed by various investment entities associated with Summit Partners. The Company received approximately $17.2 million in cash and 4,282 shares of the Parent's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). An additional $4.7 million was placed in escrow to secure certain post-closing and indemnification obligations. In April 1996, approximately $2.3 million was released from this escrow to the Company and the Company also received approximately $1.5 million as a result of post-closing adjustments. The shares of Series B Preferred Stock were converted into shares of Parent Common Stock in connection with the initial public offering of Parent. Such stock has been pledged to IBM Credit in order to secure the Company's obligations to IBM Credit under the restructured loan agreement with IBM Credit. In connection with the restructuring of the terms of its loan agreement with IBM Credit, the Company granted IBM Credit an option to purchase 428 shares of Series B Preferred Stock at $0.01 per share, which now represents the right to purchase shares of Parent Common Stock. IBM Credit has not exercised this option. In addition, under the terms of the new loan agreement with IBM Credit, IBM Credit has the right to require Radius to sell up to 50% of the shares of Parent Common Stock with in one year of the initial public offering of Parent, which occurred on October 9, 1996, and up to 25% of the shares of Parent Common Stock during each of the second and third year following such initial public offering. If the balance due under the term loan with IBM Credit exceeds 90% of the market value of such shares of Parent Common Stock after the initial public offering of Parent, IBM Credit can require Radius to sell such securities to repay such term loan. The Company has certain indemnification obligations in connection with the patent lawsuit brought by Electronics for Imaging, Inc. The net proceeds of the CSG transaction were paid to Silicon Valley Bank ("SVB"), in order to repay the Company's indebtedness to SVB, and to IBM Credit, in order to reduce the Company's outstanding indebtedness to IBM Credit.

     PORTRAIT DISPLAY LABS. In January 1996, the Company entered into a series of agreements with Portrait Display Labs, Inc. ("PDL"). The agreements assigned the Company's pivoting technology to PDL and canceled PDL's on-going royalty obligation to the Company under an existing license agreement in exchange for a one-time cash payment. The Company did not receive any material amount of payments under such license agreement. PDL also granted the Company a limited license back to the pivoting technology. Under these agreements, PDL also settled its outstanding receivable to the Company by paying the Company $500,000 in cash and issuing to the Company 214,286 shares of PDL's Common Stock. The cash proceeds were paid to IBM Credit.

          UMAX DATA SYSTEMS, INC. In February 1996, the Company sold its MacOS compatible systems business to UMAX Computer Corporation ("UCC"), a company formed by UMAX Data Systems, Inc. ("UMAX"). The Company received approximately $2.3 million in cash and debt relief, and 1,492,500 shares of UCC's Common Stock, representing approximately 19.9% of UCC's then outstanding shares of Common Stock. The cash proceeds were paid to IBM Credit and the shares of UCC Common Stock were pledged to IBM Credit.

     DISPLAY TECHNOLOGIES ELECTROHOME INC. In December 1995, the Company completed the sale of its monochrome display monitor business to Display Technologies Electrohome Inc. ("DTE"). DTE purchased Radius' monochrome display monitor business and certain assets related thereto, for approximately $200,000 in cash and cancellation of $2.5 million of the Company's indebtedness to DTE. In addition, DTE and Radius canceled outstanding contracts relating to DTE's manufacture and sale of monochrome display monitors to Radius.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased approximately $1.8 million during fiscal 1996 to approximately $3.0 million at September 30, 1996, as compared with the fiscal 1995 ending balance of cash and cash equivalents of $4.8 million. Approximately $0.6 million of the $3.0 million of cash and cash equivalents available at September 30, 1996 was restricted under various letters of credit. The decrease in the Company's cash and cash equivalents during fiscal 1996 was primarily attributable to funding of operating losses of the Company.

     The Company also holds securities in Splash Technology Holdings, Inc. ("Splash"), Portrait Display Labs and UMAX Computer Corporation ("UMAX"), which have been pledged to IBM Credit. Splash became a public company on October 9, 1996, however, these securities are "restricted securities" under Rule 144 promulgated under the Securities Act and will become available for sale in January 1998, subject to certain volume, manner of sale, notice and availability of public information requirements of such rule. However, the Company also has certain registration rights with respect to those securities commencing in April 1997. Because PDL and UMAX are private companies, there is no market for such securities and there can be no assurance that one will develop in the future. In addition, as described under "-- Business Divestitures -- Color Server Group Divestiture," the Company will be required to sell its securities in Splash Technology Holdings, Inc. over no longer than a three year period ending October 9, 1999 after such Company's initial public offering if amounts are outstanding under the loan with IBM Credit.

     The Company has granted to IBM Credit a security interest in substantially all of its assets to secure the Company's various obligations to IBM Credit. The Company has also granted to Mitsubishi Electronics a security interest (securing an amount up to $4.4 million) in all of the Company's technology and intellectual property rights related to and incorporated into the Company's PressView products.

     The Company's principal source(s) of liquidity currently are cash generated by operations, if any, and an up to $5.0 million working line of credit provided by IBM Credit pursuant to the terms of the restructured loan with IBM Credit. This working line of credit is not expected to provide the Company with a significant source of liquidity for the foreseeable future. Accordingly, for the immediate future, the Company intends to finance its working capital needs through cash generated from operations, if any. As described above, the Company has minority ownership interests in Splash, UMAX and PDL. The Company has certain registration rights with respect to the shares of Common Stock of Splash owned by it and, as a result, the shares of Common Stock of Splash could provide the Company with an additional source of liquidity in the future provided that the retructured loan from IBM Credit is first repaid with any proceeds from the sale of the Splash securities and that the Series A Convertible Preferred Stock has either been redeemed or converted into Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Need for Additional Financing; Loan Restrictions."

     In connection with the Plan, IBM Credit received 750,000 shares of the Company's Series A Convertible Preferred Stock and warrants to purchase 600,000 shares of Common Stock in consideration of the cancellation of $3.0 million of indebtedness to IBM Credit and for an additional advance of $470,000. In addition, IBM Credit has restructured the terms of the remaining approximately $23.4 million indebtedness into a working line of credit and a term loan. The Company has an up to $5.0 million working line of credit and IBM Credit will extend advances under this line of credit in an amount not to exceed the borrowing base (which is defined as (i) the lesser of 10% of the gross value of eligible inventory or $500,000; plus (ii) 80% of the Company's eligible domestic accounts receivable; plus (iii) the lesser of 50% of the gross value of certain eligible Japanese and European accounts receivable or $500,000). The $470,000 advanced by IBM Credit pursuant to the Plan is included in this working line of credit but will not be included in the calculation of the borrowing base. The initial amount of indebtedness outstanding under this line of credit at September 30, 1996 was $1.5 million.
 The remaining $21.9 million balance of the Company's indebtedness to IBM Credit has been converted to a four-year term loan. Principal on such term loan will be repaid on a mandatory prepayment schedule. The restructured loan with IBM Credit is subject to mandatory prepayment as follows: (i) upon the disposition of any assets of the Company outside of the ordinary course of business, all net proceeds to the Company must be applied towards the Company's obligations under the loan; (ii) upon the closing of any financing, 10% of the proceeds must be applied towards the Company's obligations under the loan; (iii) upon the thirtieth day following the end of each fiscal quarter, an amount of no less than 50% of operating cash flow for such prior fiscal quarter must be applied towards the Company's obligations under the loan; and (iv) upon the receipt of any other amounts other than sales of inventory or used or obsolete equipment in the ordinary course of business, and not otherwise described in the preceding clause (i) - (iii), all of such amounts must be applied towards the Company's obligations under the loan. If the Company's obligations under the term loan, as well as finance charges and amounts outstanding in excess of the "borrowing base" (described above) under the working line of credit, are repaid, IBM Credit can require such proceeds to be applied towards a redemption of the Series A Convertible Preferred Stock. In addition, the Company is required to deposit its revenues in accounts controlled by IBM Credit. At any time, regardless of whether the Company is in default of its obligations to IBM Credit, IBM Credit is permitted to apply these amounts towards the repayment of any of the Company's obligations to IBM Credit. As a result of IBM Credit's control over the Company's cash flow and these prepayment and redemption provisions, together with the other terms and covenants of the restructured loan agreement, the Company's ability to generate working capital or to undertake a variety of other merger, disposition or financing activities will be substantially restricted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Need for Additional Financing; Loan Restrictions."

     As a result of IBM's control over the Company's cash flow and these restrictions on the Company's excess cash flow, the Company anticipates that it will not have significant cash available for expenditures other than for its ordinary course of business operating expenses. In the event the Company were unable to generate sufficient net sales or if the Company incurs unforeseen operating expenses, it may not be able to meet its operating expenses without additional financing or a restructuring of its loan agreements with IBM Credit. In the event that the Company desired to acquire any strategic technologies or businesses, it would probably be unable to do so without obtaining additional financing or the consent of IBM Credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Need for Additional Financing; Loan Restrictions."

     Because of the Company's loss for the fourth quarter of fiscal 1996, the Company failed to comply with several financial covenants of its restructured loan agreement with IBM Credit (specifically, revenues to working capital ratio, net profits to revenues ratio and working capital). The Company obtained a waiver from IBM Credit of this noncompliance through December 31, 1996. There can be no assurance that IBM Credit will grant any additional waivers in the event that the Company fails to comply with these financial covenants in the future. Based on preliminary results for the three months ended December 31, 1996, the Company believes that it will be in breach of these covenants as of such date. Based on the value of certain assets which secure the restructured loan, among other considerations, IBM Credit will grant a waiver of these defaults, but there can be no assurance that IBM Credit will continue to do so.

     Previously, the Company funded its operations through the public and private sale of equity securities, bank loans and cash flow from operations. The Company completed a private placement during the third quarter of the 1995 fiscal year, the proceeds of which were utilized to build inventory of MacOS-compatible systems components and reduce other vendor payables. This business never generated a positive gross margin and the Company subsequently sold its MacOs business in February 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Need for Additional Financing; Loan Restrictions."

     In this private placement, the Company sold 2,509,319 shares of its Common Stock resulting in net proceeds to the Company of approximately $21.4 million. Other than the loan from IBM Credit, the Company currently has no other bank loans.

     Capital expenditures were approximately $0.2 million during fiscal 1996 and were $1.9 million in fiscal 1995 and $3.5 million in fiscal 1994 and were primarily for leasehold improvements and upgrading the Company's management information systems. The Company has no present plans for any significant amount of capital expenditures in the future.

     At September 30, 1996, the Company's principal commitments consisted of obligations under its restructured loan agreement with IBM Credit and its obligations under building and capital leases. See Notes 2 and 3 to Consolidated Financial Statements. The Company is also a party to various litigation proceedings, the costs of defending which or the outcome of which could adversely affect the Company's liquidity. See "Business -- Legal Proceedings."

     Recently, the Company's limited cash resources have restricted the Company's ability to purchase inventory which in turn has limited its ability to procure and sell products and has resulted in additional costs for expedited deliveries. The adverse effect on the Company's results of operations due to its limited cash resources can be expected to continue until such time as the Company is able to return to profitability, or generate additional cash from other sources. There can be no assurance that the Company will be able to do so.

     The Company believes it has sufficient funds to finance its operations for the next 12 months. However, the level of operations which it believes will be able to sustain for the next 12 months will be significantly lower than historical periods, particularly in the research and development, sales and marketing and general administrative areas. Additional funds will be needed to finance the Company's operations, product development plans and for other purposes if the Company's operating expenses are higher than anticipated. During fiscal 1997, additional financing will also be required if the Company desires to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. While the Company plans to generate cash by divesting certain liquid assets and is investigating possible financing opportunities, there can be no assurance that additional financing will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results of operations.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

CONTINUING OPERATING LOSSES

     The Company experienced operating losses in each of its prior three fiscal years. In the future, the Company's ability to achieve and subsequently sustain profitable operations will depend upon a number of factors, including the Company's ability to control costs; the Company's ability to service its outstanding indebtedness to IBM Credit; the Company's ability to realize appreciation in minority ownership interests in Splash Technology Holdings, Inc. and other investments; the Company's ability to generate sufficient cash from operations or obtain additional funds to fund its operating expenses; the Company's ability to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; the commercial acceptance of Apple computers and the MacOS and the rate and mix of Apple computers and related products sold; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; and other factors. The Company has faced and expects to continue to face increased competition in graphic cards as a result of Apple's transition of its product line to the PCI Bus. For these and other reasons, there can be no assurance that the Company will be able to achieve or subsequently maintain profitability in the near term, if at all.

FLUCTUATIONS IN OPERATING RESULTS

     The Company has experienced substantial fluctuations in operating results. The Company's customers generally order on an as-needed basis, and the Company has historically operated with relatively small backlogs. Quarterly sales and operating results depend heavily on the volume and timing of bookings received during the quarter, which are difficult to forecast. A substantial portion of the Company's revenues are derived from sales made late in each quarter, which increases the difficulty in forecasting sales accurately. Since the end of the Company's 1995 fiscal year, shortages of available cash have restricted the Company's ability to purchase inventory and have delayed the Company's receipt of products from suppliers and increased shipping and other costs. Furthermore, because of its financial condition, the Company believes that many suppliers are hesitant to continue their relationships with or extend credit terms to the Company and potential new suppliers are reluctant to provide goods to the Company. The Company recognizes sales upon shipment of product, and allowances are recorded for estimated uncollectable amounts, returns, credits and similar costs, including product warranties and price protection. Due to the inherent uncertainty of such estimates, there can be no assurance that the Company's forecasts regarding bookings, collections, rates of return, credits and related matters will be accurate. A significant portion of the operating expenses of the Company are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts which, as indicated above, are uncertain. Any inability on the part of the Company to adjust spending quickly enough to compensate for any failure to meet sales forecasts or to receive anticipated collections, or any unexpected increase in product returns or other costs, could also have an adverse impact on the Company's operating results. As a strategic response to a changing competitive environment, the Company has elected, and, in the future, may elect from time to time, to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company completed a variety of business divestitures during fiscal 1996, restructured the terms of its indebtedness to IBM Credit and issued a substantial amount of equity in the Company to its creditors in satisfaction of approximately $45.9 million in claims and indebtedness during the fourth quarter of fiscal 1996. As a result, the Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be likely to be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEED FOR ADDITIONAL FINANCING; LOAN RESTRICTIONS

     The Company intends to finance its working capital needs through cash generated by operations, sales of liquid assets and borrowings under a restructured working line of credit with IBM Credit. Because the Company has experienced operating losses in each of its prior four fiscal years, the Company must significantly reduce operating expenses and/or significantly increase net sales in order to finance its working capital needs with cash generated by operations. Furthermore, pursuant to the restructured loan with IBM Credit, the Company is required to deposit its revenues in accounts subject to control by IBM Credit. At any time, regardless of whether the Company is in default of its obligations to IBM Credit, IBM Credit is permitted to apply these amounts towards the repayment of any of the Company's obligations to IBM Credit.
This loan is also subject to mandatory prepayment as follows: (i) upon the disposition of any assets of the Company outside of the ordinary course of business, all net proceeds to the Company must be applied towards the Company's obligations under the loan; (ii) upon the closing of any financing, 10% of the proceeds must be applied towards the Company's obligations under the loan; (iii) upon the thirtieth day following the end of each fiscal quarter, an amount of no less than 50% of operating cash flow for such prior fiscal quarter must be applied towards the Company's obligations under the loan; and (iv) upon the receipt of any other amounts other than sales of inventory or used or obsolete equipment in the ordinary course of business, and not otherwise described in the preceding clause (i) - (iii), all of such amounts must be applied towards the Company's obligations under the loan. If the Company's obligations under the term loan, as well as finance charges and amounts outstanding in excess of the "borrowing base" (described below) under the working line of credit described below, are repaid, IBM Credit can require such proceeds to be applied towards a redemption of the Series A Convertible Preferred Stock. IBM Credit's control over the Company's financial resources as well as these prepayment provisions will place a further strain on the ability of the Company to fund its working capital needs internally. Accordingly, there can be no assurance that the Company will be able to successfully fund its working capital needs internally.

     The restructured loan also provides for a working line of credit of up to $5.0 million. However, the Company will only be able to borrow amounts up to the "borrowing base" which is defined as the sum of (i) the lesser of 10% of the gross value of eligible inventory or $500,000; plus (ii) 80% of the value of eligible domestic accounts receivable; plus (iii) the lesser of 50% of the gross value of certain Japanese and European accounts receivable or $500,000.
 Upon the closing of the restructured loan, approximately $1.5 million, or an amount equal to the current borrowing base was deemed to be outstanding under this line of credit. Therefore, in order to draw on this working line of credit, the Company will need to increase the amount of the borrowing base by increasing the amount of certain of its accounts receivable or repay amounts outstanding under this line of credit. Because most of the Company's cash flow must be applied towards prepayment of the term loan and, towards the redemption of the Series A Convertible Preferred Stock, prior to reducing any amounts outstanding under the working line of credit, there can be no assurance that the Company will be able to significantly reduce this working line of credit. Accordingly, there can be no assurance that this working line of credit will provide a significant source of working capital.

     The Company's ability to sell assets in order to satisfy its working capital needs will also be restricted by the terms of the Series A Convertible Preferred Stock and the terms of the restructured loan. The Series A Convertible Preferred Stock will be redeemable at the option of IBM Credit upon certain dispositions and, as described above, the Company is required to apply the proceeds of any disposition towards repayment of the term loan component of the restructured loan.

     The restructured loan also imposes certain operating and financial restrictions on the Company and requires the Company to maintain certain financial covenants such as minimum cash flow levels, restricts the ability of the Company to incur additional indebtedness, pay dividends, create liens, sell assets or engage in mergers or acquisitions, or make certain capital expenditures. The failure to comply with these covenants would constitute a default under the loan, which is secured by substantially all of the Company's assets. In the event of such a default, IBM Credit could elect to declare all of the funds borrowed pursuant thereto to be due and payable together with accrued and unpaid interest proceeding and to apply all amounts on deposit in the Company's bank accounts, which could result in the Company becoming a debtor in a bankruptcy. The loan restrictions could limit the ability of the Company to effect future financings or otherwise restrict corporate activities. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company.

     As of September 30, 1996, the Company was not in compliance with all of the financial covenants under the restructured loan agreement (specifically, revenues to working capital ratio, net profits to revenues ratio and working capital) however, IBM Credit has waived such defaults. See Note 2 to Consolidated Financial Statements. Based on preliminary results for the three months ended December 31, 1996, the Company believes that it will be in default with these covenants as of such date. Based on the value of certain assets which secure the restructured loan, among other considerations, IBM Credit will grant a waiver of these defaults, although there can be no assurance that IBM Credit will continue to do so.

     The restructured loan may also limit the Company's ability to respond to changing business and economic conditions, insofar as such conditions may affect the financial condition and financing requirements of the Company. If the Company is unable to generate sufficient cash flows from operations in the future, it may be required to refinance all or a portion of its existing indebtedness to IBM Credit (which indebtedness can be repaid without prepayment penalties) or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

VOLATILITY OF STOCK PRICE

     Immediately prior to the consummation of the Plan, the Company had outstanding approximately 18,147,099 shares of Common Stock, most of which were freely tradeable. Upon the effectiveness of the Registration Statement relating to the resale of the securities issued pursuant to the Plan, the number of freely tradeable shares of Common Stock increased by almost 200% and, upon the conversion of the Series A Convertible Preferred Stock, up to an additional 17,921,393 shares may be eligible for public resale, an increase of almost 300% from the number of outstanding shares of Common Stock prior to the consummation of the Plan. Furthermore, none of the creditors who received shares of Common Stock pursuant to the Plan have entered into any agreements restricting their ability to resell the shares of Common Stock which they received. As a result of this substantially larger public float, it is likely that a substantial number of creditors may seek to resell their shares at times when there is an insufficient demand for shares of Common Stock. In such an event, the trading price of the Common Stock will be materially and adversely affected. The Company believes that sales by former creditors have played a significant role in the decline of the trading price of the Common Stock since November 1996.

     The price of the Company's Common Stock has fluctuated widely in the past. Management believes that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions of the personal computer industry in general and of Apple Computer in particular, changes in the Company's results of operations and financial condition and recent sales of large numbers of shares of Common Stock by former creditors of the Company. Stock markets, and stocks of technology companies in particular, have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. Due to the factors referred to herein, the dynamic nature of the Company's industry, general economic conditions, the substantially larger number of freely tradeable shares of Common Stock held by former creditors of the Company and other factors, the Company's future operating results and stock prices may be subject to significant volatility in the future.

     Such stock price volatility for the Common Stock has in the past provoked securities litigation, and future volatility could provoke litigation in the future that could divert substantial management resources and have an adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Litigation Settlement."

DEPENDENCE ON AND COMPETITION WITH APPLE

     Historically, substantially all of the Company's products have been designed for and sold to users of Apple personal computers, and it is expected that sales of products for such computers will continue to represent substantially all of the sales of the Company for the foreseeable future.
The Company's operating results would be adversely affected if Apple should continue to lose market share, if Macintosh sales were to decline further or if other developments were to adversely affect Apple's business.
Furthermore, any difficulty that may be experienced by Apple in the development, manufacturing, marketing or sale of its computers, or other disruptions to, or uncertainty in the market regarding, Apple's business, resulting from these or other factors could result in reduced demand for Apple computers, which in turn could materially and adversely affect sales of the Company's products. Recently, Apple has announced large losses, management changes, headcount reductions, and other significant events which have led or could lead to uncertainty in the market regarding Apple's business and products. In addition, news reports indicating that Apple may be or may have been the target of merger, acquisition, or takeover negotiations, have led or could lead to uncertainty in the market regarding Apple's business and products.

     As software applications for the color publishing and multimedia markets become more available on platforms other than Macintosh, it is likely that these other platforms will continue to gain acceptance in these markets. For example, newer versions of the Windows operating environment support high performance graphics and video applications similar to those offered on the Macintosh. There is a risk that this trend will reduce the support given to Macintosh products by third party developers and could substantially reduce demand for Macintosh products and peripherals over the long term.

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

COMPETITION

     The markets for the Company's products are highly competitive, and the Company expects competition to intensify. Many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company believes that its ability to compete will depend on a number of factors, including the amount of financial resources available to the Company, its ability to repay its indebtedness to IBM Credit, success and timing of new product developments by the Company and its competitors, product performance, price and quality, breadth of distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. In addition, the introduction of lower priced competitive products could result in price reductions that would adversely affect the
Company's results of operations.   See "Business -- Competition."

DEPENDENCE ON LIMITED NUMBER OF MANUFACTURERS AND SUPPLIERS

     The Company outsources the manufacturing and assembly of its products to third party manufacturers. Although the Company uses a number of manufacturer/assemblers, each of its products is manufactured and assembled by a single manufacturer. The failure of a manufacturer to ship the quantities of a product ordered by the Company could cause a material disruption in the Company's sales of that product. In the past, most recently in the fourth quarter of fiscal 1996, the Company has experienced substantial delays in its ability to fill customer orders for displays and other products, due to the inability of certain manufacturers to meet their volume and schedule requirements and, more recently, due to the Company's shortages in available cash. Such shortages have caused some manufacturers to put the Company on a cash or prepay basis and/or to require the Company to provide security for their risk in procuring components or reserving manufacturing time, and there is a risk that manufacturers will discontinue their relationship with the Company. In the past, most recently the fourth quarter of fiscal 1996, the Company has been vulnerable to delays in shipments from manufacturers because the Company has sought to manage its use of working capital by, among other things, limiting the backlog of inventory it purchases. More recently, this vulnerability has been exacerbated by the Company's shortages in cash reserves. Delays in shipments from manufacturers can cause fluctuations in the Company's short term results and contribute to order cancellations. The Company currently has arranged payment terms for certain of its major manufacturers such that certain of the Company's major customers pay these manufacturers directly for products ordered and shipped. In the event these customers do not pay these manufacturers, there can be no assurance that such manufacturers will not cease supplying the Company. In addition, as a condition to continuing its manufacturing arrangement with the Company, the Company granted Mitsubishi Electronics, the manufacturer of the Company's PressView products, a security interest in all of the Company's technology and intellectual property rights related to and incorporated into the Company's PressView products. There can be no assurance that other manufacturers will not require special terms in order to continue their relationship with the Company.

     The Company is also dependent on sole or limited source suppliers for certain key components used in its products, including certain digital to analog converters, digital video chips, color-calibrated monitors and other products. Certain other semiconductor components and molded plastic parts are also purchased from sole or limited source suppliers. The Company purchases these sole or limited source components primarily pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with sole or limited source suppliers. Therefore, these suppliers are not obligated to supply products to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Although the Company expects that these suppliers will continue to meet its requirements for the components, there can be no assurance that they will do so, particularly in light of the Company's financial condition. The Company's reliance on a limited number of suppliers involves a number of risks, including the absence of adequate capacity, the unavailability or interruption in the supply of key components and reduced control over delivery schedules and costs. The
Company expects to continue to rely on a limited number of suppliers for the foreseeable future. If these suppliers became unwilling or unable to continue to provide these components the Company would have to develop alternative sources for these components which could result in delays or reductions in product shipments which could have a material adverse effect on the Company's business, operating results and financial condition. Certain suppliers, due to the Company's shortages in available cash, have put the Company on a cash or prepay basis and/or required the Company to provide security for their risk in procuring components or reserving manufacturing time, and there is a risk that suppliers will discontinue their relationship with the Company.

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

     As a result of the consummation of the Plan, certain suppliers and manufacturers agreed to settle amounts owed by the Company for an amount substantially less than the amount of the balance owed. Accordingly, certain suppliers and manufacturers may be reluctant to continue to do business with the Company in the future.

TECHNOLOGICAL CHANGE; CONTINUING NEED TO DEVELOP NEW PRODUCTS

     The personal computer industry in general, and color publishing and video applications within the industry, are characterized by rapidly changing technology, often resulting in short product life cycles and rapid price declines. The Company believes that its success will be highly dependent on its ability to develop innovative and cost-competitive new products and to bring them to the marketplace in a timely manner. Should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. Technological innovation is particularly important for the Company, since its business is based on its ability to provide functionality and features not included in Apple's products. As Apple introduces new products with increased functionality and features, the Company's business will be adversely affected unless it develops new products that provide advantages over Apple's latest offerings. As a result of the Company's financial condition, it has had to significantly reduce its research and development expenditures. For the 1996 fiscal year, the Company spent approximately $7.5 million on research and development as compared with approximately $19.3 million for the prior fiscal year. Furthermore, as described in "-- Need for Additional Financing; Loan Restrictions," the terms of the restructured loan with IBM Credit will restrict the Company's ability to fund its working capital needs and, as a result, the ability of the Company to maintain historical levels of research and development expenditures. Continued reduction in the available cash resources of the Company could result in the interruption or cancellation of research and product development efforts which would have a material adverse effect on the business, operating results and financial condition of the Company.

     The Company anticipates that the video editing industry will follow the pattern of the professional publishing industry in which desktop publishing products, including those produced by Radius, replaced more expensive, proprietary products, and the Company also anticipates that this evolution will lead to an increase in the purchase and use of video editing products. As a result, the Company has devoted significant resources to this product line. There can be no assurance that this evolution will occur in the video editing industry as expected by the Company, or that even if it does occur that it will not occur at a slower pace than anticipated. There can also be no assurance that any video editing products developed by the Company will achieve consumer acceptance or broad commercial success. For example, the Company initially began its MacOS compatible systems business in the third quarter of fiscal 1995 and devoted substantial financial resources, including raising approximately $21.4 million in a private placement of its Common Stock and borrowing an additional $20.0 million from IBM Credit, and incurring significant research and development and sales and marketing expenses. This business was never profitable and the Company sold this line of business in February 1996. In the event that the increased use of such video editing products does not occur or in the event that the Company is unable to successfully develop and market such products, the Company's business, operating results and financial condition would be materially adversely affected.

     The introduction of new products is inherently subject to risks of delay. Should the Company fail to introduce new products on a timely basis, the operating results of the Company could be adversely affected. The introduction of new products and the phasing out of older products will require the Company to carefully manage its inventory to avoid inventory obsolescence and may require increases in inventory write-down reserves. The long lead times -- as much as three to five months -- associated with the procurement of certain components (principally displays and ASICs) exposes the Company to greater risk in forecasting the demand for new products.
There can be no assurance that the Company's forecasts regarding new product demand and its estimates of appropriate inventory levels will be accurate. Moreover, no assurance can be given that the Company will be able to cause all of its new products to be manufactured at acceptable manufacturing yields, that the Company will obtain market acceptance for these products or that potential manufacturers will not be hesitant to manufacture such new products as a result of the Company's financial condition.

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

INTERNATIONAL SALES

     Prior to the second fiscal quarter of 1996, the Company's international sales were primarily made through distributors and the Company's subsidiary in Japan. Effective April 1, and July 1, 1996 the Company appointed an exclusive distributor for Japan and Europe, respectively. The Company expects that international sales, particularly sales to Japan, will represent a significant portion of its business activity and that it will be subject to the normal risks of international sales such as currency fluctuations, longer payment cycles, export controls and other governmental regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. In addition, demand for the Company's products in Japan could be affected by the transition of its Japanese sales and marketing efforts from Radius' subsidiary to a distributor. Furthermore, a reduction in sales efforts or financial viability of this distributor could adversely affect the Company's net sales and its ability to provide service and support to Japanese customers. Additionally, fluctuations in exchange rates could affect demand for the Company's products. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, the Company's business, operating results and financial condition could be materially adversely affected. Net sales could also be adversely affected in the future as a result of the exclusive distributor relationships for Japan and Europe because the Company will only recognize as net sales a portion of the sales price of any product sold through such distributor arrangements. Accordingly, even if sales for such regions increase or remain similar to historic levels, the Company would recognize a lesser amount of net sales for such regions as compared to historic levels.

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, product development and operational personnel and the Company's ability to retain and continue to attract highly skilled personnel. The Company does not carry any key person life insurance with respect to any of its personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain qualified employees. Many members of the Company's management have departed within the past year, including its former Chief Financial Officer and three other Vice Presidents, and the Company has also had substantial layoffs and other employee departures. In addition, the Company's current Chief Financial Officer has announced her intention to resign in the near future. Because of the Company's financial difficulties, it has become increasingly difficult for it to hire new employees and retain key management and current employees. Moreover, because voting control of the Company rests in the hands of the Company's former creditors could, if acting together, effectuate changes in Board composition or management.

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

     The Company has received, and may receive in the future, communications asserting that its products infringe the proprietary rights of third parties, and the Company is engaged and has been engaged in litigation alleging that the Company's products infringe others' patent rights. As a result of such claims or litigation, it may become necessary or desirable in the future for the Company to obtain licenses relating to one or more of its products or relating to current or future technologies, and there can be no assurance that it would be able to do so on commercially reasonable terms. See "Business -- Patents and Licenses."

CONTROL BY CREDITORS

    After the consummation of the Plan, the Company's unsecured creditors and IBM Credit owned in the aggregate approximately 69.7% of the voting power of the Company (assuming exercise of all available options, such creditors would own approximately 67% of the voting power of the Company). IBM Credit owns approximately 9.2% of the Company's voting power and the Committee Members own approximately 38.6% of the voting power of the Company. The Company's four largest unsecured creditors, SCI Technology, Inc., Mitsubishi Electronics, Hamilton Hallmark/Avnet Co. and Manufacturers Services Limited, Inc. own approximately 16.2%, 6.7%, 5.3% and 2.9%, respectively, of the voting power of the Company. All of the Company's creditors acting together would have voting control of the management and direction of the Company and could also impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company. The Committee Members have acted cooperatively with respect to the negotiation of the Plan, and the Company expects such creditors to continue to act cooperatively with respect to their ownership of the Company's securities.

    One Committee Member, Carl Carlson of Mitsubishi Electronics joined the Board of Directors in September 1996.

    The Company also intends to continue to do business with many of its unsecured creditors, including Mitsubishi Electronics and SCI Technology, Inc., each of whom beneficially own more than 5% of the Company's Common Stock. As a result, such creditors may be able to influence the terms of any business relationship between the Company and such creditor.

SHARES ELIGIBLE FOR FUTURE SALE

     Sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of the Company's Common Stock. As of November 12, 1996, the effective date of the Registration Statement on Form S-1 with respect to the securities issued pursuant to the Plan (the "Effective Date"), there were approximately 54,451,586 shares of Common

Stock outstanding, substantially all of which are available for sale without restriction under the Securities Act of 1933, as amended (the "Act") (as compared with approximately 18,147,099 shares of Common Stock outstanding as of August 31, 1996) except for those shares which are held by affiliates of the Company. If the Series A Convertible Preferred Stock is converted and if outstanding warrants to purchase 800,000 shares of Common Stock are exercised, up to an additional 17,921,393 shares (including 11,046,060 shares issuable pursuant to the Rights) will be available for sale in the public market. The tradability of such shares of Common Stock could materially and adversely affect the market price of the Common Stock. See "-- Volatility of Stock Price."

     In addition, the Company is required to pay (on a quarterly basis) an annual dividend of $300,000 (or $0.40 per share) on the Series A Convertible Preferred Stock. This dividend may be paid in cash or Common Stock of the Company. Depending upon its financial position on any dividend payment date, such dividends may be paid in the form of shares of Common Stock instead of cash. In the event such dividend is fully paid in shares of Common Stock, a number of shares having a market value of up to $75,000, the amount of such quarterly dividend, will be issued each quarter. Based on the closing price of $0.50 per share on December 31, 1996, an additional 150,000 shares could be issuable as a dividend on the Series A Convertible Preferred Stock at the end of each quarter. The Company has registered under the Act, Common Stock having a market value of $600,000 (representing the first eight quarterly dividend payments) in the event that such dividend is paid in Common Stock. Such shares will be freely tradable. Subsequent dividends in the form of shares of Common Stock will be subject to the provisions of Rule 144, including the holding period requirements.

     As of September 30, 1996, there were 1,135,347 shares of Common Stock reserved for issuance upon exercise of outstanding options by employees and consultants. As of such date there were an additional 1,695,331 shares of Common Stock available for issuance under options to be granted to employees and consultants and 125,321 shares reserved for issuances for purchases under the Company's Employee Stock Purchase Plan. Additionally, 173,126 shares of Common Stock were reserved for issuance under the Company's stock option plans for non-employee directors, 32,812 of which were subject to outstanding options. The Company has amended its 1995 Stock Option Plan (the "1995 Plan") to increase the number of shares available for issuance thereunder by 2,716,620 shares, subject to shareholder approval at its Annual Meeting of Shareholders in February 1997. In accordance with the terms of the debt-to-equity exchange consummated in September 1996, the 1995 Plan will be further amended or a new plan adopted in the event that the Series A Convertible Preferred Stock is converted into Common Stock so that an aggregate of 7,890,043 shares of Common Stock are covered by the 1995 Plan as amended and/or any additional plan. The Company may also seek to obtain Board and/or shareholder approval for grants of options in excess of the amounts described above. All of the shares of Common Stock to be issued upon exercise of options granted or to be granted or upon stock purchases will be available for sale in the public market, subject to the Rule 144 volume limitations applicable to affiliates. Such availability will further increase the number of freely tradeable shares of Common Stock outstanding which could exert downward pressure on the trading price of the Common Stock.

     In the event that the Series A Convertible Preferred Stock is not converted or the warrants to purchase 800,000 shares of Common Stock are not exercised during the two years following the Effective Date, the holders of such securities have demand registration rights with respect to the shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock or upon exercise of the warrants which were not converted or exercised during such period. IBM Credit also has demand registration rights with respect to any shares of Common Stock which are paid in lieu of cash dividends on the Series A Convertible Preferred Stock after such two-year period. These demand registration rights will permit such holders to cause the Company, on up to two occasions, to register such unsold shares of underlying Common Stock commencing November 12, 1998. All expenses incurred in connection with such registrations (other than underwriters' discounts and commissions) will be borne by the Company. These registration rights will expire once all the securities covered thereby may be sold pursuant to Rule 144 in a three month period without registration. Such expiration date will be no earlier than September 1998.

POSSIBLE DELISTING OF COMMON STOCK FROM NASDAQ SMALLCAP MARKET

     The Company's Common Stock is listed on the Nasdaq SmallCap Market pursuant to an agreement with the NASD which requires that the Company comply with the continued listing requirements for the Nasdaq SmallCap Market. Failure to meet the continued listing requirements in the future would subject the Common Stock to delisting. As described under "Business -- Recent Developments -- Nasdaq National Market Delisting," the Common Stock could be delisted from the Nasdaq SmallCap Market if the Company fails to maintain capital and surplus of $1.0 million or, if the trading price of the Common Stock remains below $1.00 per share, the Company will be required to maintain capital and surplus of $2.0 million. Because of the substantial losses experienced by the Company for fiscal 1996, any significant loss experienced in a subsequent quarter could cause the Company to have insufficient capital and surplus for continued listing on the Nasdaq SmallCap Market. Because of the substantial increase in the number of tradable shares of Common Stock, there could be continued downward pressure on the trading price of the Common

Stock (which has not traded over $1.00 per share for the entire month of December), which makes it less likely that the Company will meet the minimum bid price requirement for the Nasdaq SmallCap Market and, as a result, the Company would need to maintain capital and surplus of $2.0 million. Furthermore under the proposed new continued listing requirements of the Nasdaq National Market and the Nasdaq SmallCap Market, any securities with a trading price of less than $1.00 per share would become subject to delisting, regardless of capital and surplus. If the Company's Common Stock is delisted, there can be no assurance that the Company will meet the requirements for initial inclusion in the future, particularly the current $3.00 minimum per share bid requirement. Trading, if any, in the listed securities after delisting would be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets." As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities. See "--Volatility of Stock Price" and "Business --Recent Developments -- Nasdaq National Market Delisting."

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The index to the Company's Financial Statements, Financial Schedules, and the Report of the Independent Auditors appears in Part IV of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

     With the exception of the information specifically stated as being incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders (the "Proxy Statement") in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

                                      -34

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

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS. The Company's financial statements filed herewith are as follows:

                                                                            PAGE
          Report of Ernst & Young LLP, Independent Auditors                  35

          Consolidated Balance Sheets at September 30, 1996 and 1995         36

          Consolidated Statements of Operations for the Years Ended
          September 30, 1996, 1995 and 1994                                  37

          Consolidated Statements of Shareholders' Equity for the
          Years Ended September 30, 1996, 1995, and 1994                     38

          Consolidated Statements of Cash Flows for the
          Years Ended September 30, 1996, 1995, and 1994                     39

          Notes to Consolidated Financial Statements                         40


(a) (2)   FINANCIAL STATEMENT SCHEDULES.  The Company's financial statement
          schedule filed herewith is as follows:                            PAGE

          Schedule II:  Valuation and Qualifying Accounts                     54

          All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information required is shown either in the financial statements or the notes thereto.

(a)(3) The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT
NUMBER                           EXHIBIT TITLE


 2.01 -- Agreement and Plan of Reorganization dated May 20, 1994 between Radius Inc. and SuperMac Technology, Inc. (1)

 2.02 -- Modification Agreement dated July 21, 1994 to Agreement and Plan of Reorganization between Radius Inc. and SuperMac
           Technology, Inc. (1)

 2.03 -- Agreement and Plan of Reorganization dated July 19, 1994 between Radius Inc. and VideoFusion, Inc. (2)

 2.04 -- First Amendment to Agreement and Plan of Reorganization between Radius Inc. and VideoFusion, Inc. dated August 25, 1994. (3)

 2.05 -- Second Amendment to Agreement and Plan of Reorganization between Radius Inc. and VideoFusion, Inc. dated September 6, 1994. (3)

 2.06 -- Third Amendment to Agreement and Plan of Reorganization between Radius Inc. and VideoFusion, Inc. dated May 10, 1995. (3)

 2.07 -- Merger Agreement (the "Merger Agreement") dated as of December 21, 1995 among Radius Inc., Splash Technology, Inc., Summit Subordinated Debt Fund, L.P., Summit Ventures IV, L.P., Summit Investors II, L.P., Splash Technology Holdings, Inc. and Splash Merger Company, Inc. (4)

 2.08 --   Amendment No. 1 to Merger Agreement dated as of
           January 30, 1996. (4)

 3.01 A    Registrant's Sixth Amended and Restated Articles of
           Incorporation. (5)

      B Certificate of Amendment of Registrant's Sixth Amended and Restated Articles of Incorporation. (3)

      C Certificate of Amendment of Registrant's Sixth Amended and Restated Articles of Incorporation. (18)

      D Certificate of Determination of Preferences of Series A Convertible Preferred Stock of Radius Inc. (18)

 3.02 --   Registrant's Bylaws. (6)

 4.01 -- Specimen Certificate for shares of Common Stock of the Registrant. (7)

 4.02 -- Specimen Certificate for shares of Series A Convertible Preferred Stock of the Registrant. (18)

 4.03 A Warrant dated September 13, 1995 between IBM Credit Corporation and the Registrant. (18)

      B Warrant dated October 13, 1996, between Mitsubishi Electronics America, Inc. and the Registrant. (19)

 4.04 -- Form of Registration Rights Agreement between the Registrant and certain shareholders. (18)

      A    The Registrant's Sixth Amended and Restated Articles of
           Incorporation. (5)

      B Certificate of Amendment of Registrant's Sixth Amended and Restated Articles of Incorporation. (3)

      C Certificate of Amendment of Registrant's Sixth Amended and Restated Articles of Incorporation. (See exhibit 3.01)

      D Certificate of Determination of Preferences of Series A Convertible Preferred Stock of Radius Inc. (See exhibit 3.01).

EXHIBIT
NUMBER                               EXHIBIT TITLE


 4.05   --   The Registrant's Bylaws. (6)

 4.06   --   *Non-Plan Stock Option Grant to Charles W. Berger. (8)

 4.07   --   Form of Subscription Agreement. (18)

 4.08   --   Form of Right. (19)

 10.01   A   *Registrant's 401(k) Savings and Investment Plan. (9)

         B   *Amendment to Registrant's 401(k) Savings and Investment Plan. (3)

         C   *Registrant's 401(k) Savings and Investment Plan Loan Policy. (3)

 10.02  --   *Registrant's 1995 Stock Option Plan. (3)

 10.03  --   *Form of Stock Option Agreement and Exercise Request as
               currently in effect under 1995 Stock Option Plan. (3)

 10.04  --   *Registrant's 1990 Employee Stock Purchase Plan and related documents. (10)

 10.05  --   *Registrant's 1994 Directors' Stock Option Plan. (3)

 10.06  --   Form of Indemnity Agreement with Directors. (7)

 10.07  --   Credit Agreement by and among Radius Inc., the certain
             financial institutions, and Silicon Valley Bank, dated March 20, 1995. (11)

 10.08   A   Credit Agreement by and among Radius Inc., the certain financial institutions, and International Business Machines Credit
             Corporation, dated February 17, 1995. (11)

        B Acknowledgment, Waiver and Amendment to Radius Inc. Inventory and Working Capital Financing Agreement by and between Radius Inc. and International Business Machines Credit Corporation dated December 14, 1995. (3)

 10.09  A    Lease Agreement by and between Registrant and the Equitable
             Life Assurance Society of the United States dated June 22, 1988, as amended by the Commencement of Term Agreement dated February
             13, 1989 and Amendment No. One dated July 20, 1989, and related documents (1710 Fortune Drive, San Jose, California offices). (7)

        B Second Amendment to Lease dated January 27, 1993 amending Lease Agreement by and between Registrant and the Fortune Drive Partners (successor in interest to the Equitable Life Assurance Society of the United States) dated June 22, 1988 (1710 Fortune Drive, San Jose, California offices). (12)


 10.10 -- Lease Agreement by and between Registrant and Board of Administration, as Trustee for the Police and Fire Department Fund, and Board of Administration, as Trustee for the Federated City Employees Retirement Fund dated December 11, 1990, and related documents (Milpitas, California warehouse space). (5)

 10.11 --   Lease Agreement by and between Registrant and South
            Bay/Copley Associates III Joint Venture dated May 11, 1992; Sublease by and between Core Industries, Inc. and Registrant dated May 12, 1992; and related documents (2040 Fortune Drive, San Jose California offices). (13)

EXHIBIT
NUMBER                             EXHIBIT TITLE


 10.12  A   Lease Agreement between SuperMac Technologies, Inc. and Connecticut
            General Life Insurance Company dated as of May 4, 1993
            (215 Moffett Park Drive, Sunnyvale, California offices). (14)

        B   Office Lease dated March 18, 1996 between Registrant and CIGNA. (19)

 10.13 --   *Employment Agreement by and between Registrant and Charles
            W. Berger dated February 26, 1993 as amended on
            September 17, 1993. (15)

 10.14 --   Full Recourse Promissory Note with Charles W. Berger. (15)

 10.15 --   *SuperMac Technology, Inc.'s 1988 Stock Option Plan
            ("Option Plan"). (16)

 10.16 -- *SuperMac Technology, Inc.'s Form of Incentive Stock Option Agreement under the Option Plan. (16)

 10.17 -- *SuperMac Technology, Inc.'s Form of Supplemental Stock Option Agreement under the Option Plan. (16)

 10.18 -- *SuperMac Technology, Inc.'s Form of Early Exercise Stock Purchase Agreement under the Option Plan. (16)

 10.19 --   Distribution Agreement between Radius Inc. and Ingram Micro,
            Inc. dated June 5, 1991 as amended on April 1, 1992, May 31, 1995 and July 14, 1995. (17)

 10.20 -- Amended and Restated Working Capital and Term Loan Agreement dated as of August 30, 1996 between IBM Credit Corporation and the Registrant. (19)

 11.01 --   Computation of per share earnings.

 21.01 --   List of Registrant's subsidiaries.

 23.01 --   Consent of Ernst & Young LLP, Independent Auditors.

 27.01 --   Financial Data Schedule (EDGAR version only)


_______________

(1) Incorporated by reference to exhibits to the Company's Amendment No. 2 (File No. 33-79732) to Form S-4 filed on July 25, 1994.

(2) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on August 17, 1994.

(3) Incorporated by reference to exhibits to the Company's Report Form 10-K filed on December 15, 1995.

(4) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on February 13, 1996

(5) Incorporated by reference to exhibits to the Company's Report on Form 10-K filed on December 24, 1990.

(6) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 filed on April 29, 1992 (File No. 33-47525).

(7) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (File No. 33-35769) which became effective on August 16, 1990.

(8) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 filed on November 15, 1993 (File No. 33-71636).

EXHIBIT
NUMBER                             EXHIBIT TITLE

(9) Incorporated by reference to exhibits to the Company's Report on Form 10-K filed on December 28, 1992.

(10) Incorporated by reference to exhibits to the Company's Report on Form 10-K filed on December 30, 1991.

(11) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on May 10, 1995.

(12) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on August 18, 1993.

(13) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on August 12, 1992.

(14) Incorporated by reference to exhibits to SuperMac's Form S-1 (File No. 33-58158) filed on February 11, 1993.

(15) Incorporated by reference to exhibits to the Company's Report on Form 10-K filed on January 3, 1994.

(16) Incorporated by reference to exhibits to SuperMac Technology, Inc.'s Registration Statement on Form S-1, as amended (File No. 33-46800), which became effective on May 15, 1992.

(17) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on August 15, 1995.

(18) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-12417) filed on September 20, 1996.

(19) Incorporated by reference to Amendment No.1 to the Company's Registration Statement on Form S-1 (File No. 333-12417) filed on November 12, 1996.

* management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.
________________

(b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the last quarter of fiscal 1996:

The Company filed the following reports on the Form 8-K during the three month period ended September 30, 1996:

     1. An optional report pursuant to Item 5 of Form 8-K was filed by the Company on August 2, 1996 reporting an agreement in principle to consummate the Plan.

     2. An optional report pursuant to Item 5 of Form 8-K was filed by the Company on August 30, 1996 describing the Plan. A pro forma balance sheet reflecting the consummation of the Plan as of June 30, 1996 was included therewith.

     3. An optional report pursuant to Item 5 of Form 8-K was filed by the Company on September 13, 1996 reporting the consummation of the Plan.

     4. An amendment to the report Form 8-K filed by the Company on August 30, 1996 was filed by the Company on September 19, 1996 to include a pro forma balance sheet reflecting the consummation of the Plan as of July 31,1996

(c)  EXHIBITS - See (a) (3) above.

(d)  FINANCIAL STATEMENT SCHEDULES -  See (a) (2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RADIUS INC.


                                           By:  /s/ Charles W. Berger
                                             ----------------------------
                                              Charles W. Berger
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors


                             POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Charles W. Berger and Cherrie L. Fosco, jointly and severally, his or her true and attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                              TITLE                               DATES

PRINCIPAL EXECUTIVE OFFICER:


/s/ Charles W. Berger
------------------------     Chief Executive Officer and        January 13, 1997
Charles W. Berger            Chairman of the Board of Directors


PRINCIPAL FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER:


/s/ Cherrie L. Fosco
------------------------     Chief Financial Officer            January 13, 1997
Cherrie L. Fosco


DIRECTORS:


/s/ Michael D. Boich
-------------------------     Director                          January 13, 1997
Michael D. Boich


/s/ Carl A. Carlson
-------------------------     Director                          January 13, 1997
Carl A. Carlson

                    REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
RADIUS INC.

We have audited the accompanying consolidated balance sheets of Radius Inc. as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14
(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the consolidated financial position of Radius Inc. at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP

San Jose, California
November 7, 1996

CONSOLIDATED BALANCE SHEETS

September 30  (in thousands)

                                                                                        1996            1995
                                                                                        ----            ----
ASSETS
Current assets:
   Cash and cash equivalents                                                           $  2,974        $ 4,760
   Accounts receivable, net of allowance for doubtful accounts
      of $2,132 in 1996 and $8,502 in 1995                                                8,123         61,644
   Inventories                                                                           12,852         15,071
   Prepaid expenses and other current assets                                                366          2,336
   Income tax receivable                                                                    514            519
   Total current assets                                                                  24,829         84,330
                                                                                       --------        -------

Investment in Splash Technology Holdings, Inc.                                           19,152              -
Property and equipment, net                                                               1,495          3,031
Deposits and other assets                                                                    50            517
                                                                                       --------        -------
                                                                                       $ 45,526       $ 87,878
                                                                                       --------        -------
                                                                                       --------        -------

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
   Accounts payable                                                                    $  5,004       $ 73,098
   Accrued payroll and related expenses                                                   2,678          5,815
   Accrued warranty costs                                                                   478          3,170
   Other accrued liabilities                                                              2,545         11,920
   Accrued income taxes                                                                   2,227          1,665
   Accrued restructuring and other charges                                                  425         17,013
   Short-term borrowings                                                                  1,922         29,489
   Obligations under capital leases - current portion                                     1,074          1,494
                                                                                       --------        -------
         Total current liabilities                                                       16,353        143,664

Long-term borrowings                                                                     21,940              -
Obligations under capital leases-noncurrent portion                                         273          1,331
Commitments and contingencies

   Convertible preferred stock, no par value, 750 shares
      authorized and issued and outstanding in 1996; none authorized or issued and
      outstanding in 1995                                                                 3,000              -
   Shareholders' Equity: (Net capital deficiency):
   Preferred stock, no par value, 2,000 authorized; none                                      -              -
      issued and outstanding in 1996 and 1995
   Common stock, no par value; 100,000 shares authorized;
      issued and outstanding--54,408 shares in 1996 and
      17,143 shares in 1995                                                             168,746        113,791
   Common stock to be issued                                                                  -         12,022
   Accumulated deficit                                                                 (183,968)      (182,993)
   Unrealized gain on available-for-sale securities                                      19,152              -
   Accumulated translation adjustment                                                        30             63
                                                                                       --------        -------






      Total shareholders' equity
         (Net capital deficiency)                                                         3,960        (57,117)
                                                                                       --------        -------
                                                                                      $  45,526       $ 87,878
                                                                                       --------        -------
                                                                                       --------        -------





See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS


For years ended September 30
(in thousands, except per share data)

                                                      1996           1995          1994
                                                      ----           ----          ----
   Net sales                                        $ 90,290       $308,133       $324,805
   Cost of sales                                      77,382        302,937        276,948
                                                    --------       --------       --------
         Gross profit                                 12,908          5,196         47,857
                                                    --------       --------       --------
   Operating expenses:
      Research and development                         7,478         19,310         33,956
      Selling, general and administrative             25,886         90,068         94,731
                                                    --------       --------       --------
          Total operating expenses                    33,364        109,378        128,687
                                                    --------       --------       --------
   Loss from operations                             ( 20,456)      (104,182)       (80,830)
   Other income (expense), net                        24,032         (3,045)          (376)
   Interest expense                                   (3,736)        (3,023)          (869)
   Litigation settlement                                   -        (12,422)             -
                                                    --------       --------       --------
   Loss before income taxes                              160       (122,672)       (82,075)
   Provision (benefit) for income taxes                  815          9,070         (4,600)
                                                    --------       --------       --------

   Net loss                                           $ (975)     $(131,742)      $(77,475)
                                                    --------       --------       --------
                                                    --------       --------       --------
   Net loss per share                                 $(0.05)         (8.75)      $  (5.70)
                                                    --------       --------       --------
                                                    --------       --------       --------
   Common shares used in
    computing net loss per share                      21,251         15,049         13,598
                                                    --------       --------       --------
                                                    --------       --------       --------

See accompanying notes.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994
(IN THOUSANDS)


                                                                                                   Unrealized       Total
                                                                                      Retained       Gain on     Shareholders'
                                                         Convertible                  Earnings      Available-    Equity (Net
                                                          Preferred     Common      (Net Capital     for-sale       Capital
                                                            Stock        Stock       Deficiency)    Securities     Deficiency)
                                                         ---------------------------------------------------------------------
Balance at September 30, 1993                               $   -     $   81,949     $   16,206     $        -     $   98,155
Issuance of 350 shares of common stock
   under Stock Option Plans                                      -          1,800              -              -          1,800
Issuance of 170 shares of common stock
   under Employee Stock Purchase Plans                          -            989              -              -            989
Issuance of 206 shares of common stock
   pursuant to the acquisition of VideoFusion                   -          1,854              -              -          1,854
Tax benefit from stock options exercised                        -            425              -              -            425
Amortization of deferred compensation                           -              -             22              -             22
Currency translation adjustment                                 -              -              7              -              7
Net loss                                                        -                       (77,475)             -        (77,475)
Elimination of SuperMac net loss
   for the three months ended December 31, 1993                 -              -          9,914              -          9,914
                                                         ---------------------------------------------------------------------

Balance at September 30, 1994                                   -         87,017        (51,326)             -         35,691
 Issuance of 214 shares of common stock
   under Stock Option Plans                                     -          1,254              -              -          1,254
 Issuance of 162 shares of common stock
   under Employee Stock Purchase Plan                           -          1,298              -              -          1,258
 Issuance of 212 shares of common stock
   pursuant to the acquisition of
   VideoFusion                                                  -          2,857              -              -          2,857
 Settlement of Litigation- commonstock to be issued             -         12,022              -              -         12,022
 Issuance of 2,509 shares of common stock
   through private placement                                    -         21,365              -              -         21,365
 Currency translation adjustment                                -              -            138              -            138
 Net loss                                                       -              -       (131,742)             -       (131,742)
                                                         ---------------------------------------------------------------------

Balance at September 30, 1995                                   -        125,813       (182,930)             -        (57,117)
 Issuance of 120 shares of common stock
   under Stock Option Plans                                     -            406              -              -            406
 Issuance of 14 shares of common stock under
   Employee Stock Purchase Plan                                 -             24              -              -             24
 Issuance of 36,294 shares of common
   stock to Creditors                                           -         42,503              -              -         42,503
 Issuance of 750 shares of preferred stock to IBM           3,000              -              -              -          3,000
 Issuance of 837 shares of common stock
   in partial settlement of litigation                          -              -              -              -              -
 Unrealized gain on available-for-sale securities               -              -              -         19,152         19,152
 Translation gain/(loss)                                        -              -            (33)             -            (33)
 Net loss                                                       -              -           (975)             -           (975)
                                                         ---------------------------------------------------------------------

Balance at September 30, 1996                               $3,000    $  168,746     $(183,938)     $   19,152     $    3,960
                                                         ---------------------------------------------------------------------
                                                         ---------------------------------------------------------------------


See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



For years ended September 30
(in thousands)

                                                                                1996               1995                1994
                                                                                ----               ----                ----
Cash flows from operating activities:
   Net loss                                                                     $(975)          $(131,742)           $(77,475)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                             1,453               4,689               4,542
      Gain on the sale of the Color Server Group                              (20,638)                  -                   -
      Acquired in-process research and development expenses                         -                   -               2,550
      Elimination of SuperMac net loss for the three months
          ended December 31, 1993                                                   -                   -               9,914
      Non-cash restructuring and other charges                                      -              57,865              40,775
      Common stock to be issued                                                     -              12,022                   -
      Loss on disposal of fixed assets                                            258                   -                   -
   (Increase) decrease in assets:
      Accounts receivable                                                      56,698              (5,471)            (20,171)
      Allowance for doubtful accounts                                          (6,269)              5,954                 426
      Inventories                                                                 811             (27,140)             (1,058)
      Prepaid expenses and other current assets                                 1,970                (862)              1,739
      Income tax receivable                                                         5               8,564                 468
      Deferred income taxes                                                         -               8,400              11,248
   Increase (decrease) in liabilities:
      Accounts payable                                                        (19,874)             33,843               3,470
      Accrued payroll and related expenses                                     (3,007)             (1,871)             (1,441)
      Accrued warranty costs                                                   (2,582)                915              (1,584)
      Other accrued liabilities                                                (8,235)              5,270              (4,039)
      Accrued restructuring and other charges                                 (16,588)            (13,601)             (6,117)
      Accrued income taxes                                                        562                 428              (1,534)
                                                                             --------            --------            --------
      Total adjustments                                                       (15,436)             89,005              39,188
                                                                             --------            --------            --------
      Net cash used in operating activities                                   (16,411)            (42,737)            (38,287)
                                                                             --------            --------            --------
Cash flows from investing activities:
   Capital expenditures                                                          (175)             (1,894)             (3,460)
   Deposits and other assets                                                      467                (238)                 71
   Net proceeds from the sale of the Color Server Group                        20,163                   -                   -
   Purchase of short-term investments                                               -                   -              (2,002)
   Proceeds from sale of short-term investments                                     -                   -              18,395
                                                                             --------            --------            --------
      Net cash provided by (used in) investing activities                      20,455              (2,132)             13,004
                                                                             --------            --------            --------
Cash flows from financing activities:
   Principal payments of short-term borrowings, net                            (4,782)             11,394              15,275
   Principal payments of long-term borrowings, net                                  -                   -                 (43)
   Issuance of common stock                                                       430              23,917               3,214
   Principal payments under capital leases                                     (1,478)             (1,679)             (1,179)
                                                                             --------            --------            --------
      Net cash provided by (used in)
          financing activities                                                 (5,830)             33,632              17,267
                                                                             --------            --------            --------
Net decrease in cash and cash equivalents                                      (1,786)            (11,237)             (8,016)
Cash and cash equivalents, beginning of period                                  4,760              15,997              24,013
                                                                             --------            --------            --------
Cash and cash equivalents, end of period                                     $  2,974            $  4,760            $ 15,997
                                                                             --------            --------            --------
                                                                             --------            --------            --------


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF PRESENTATION

               The consolidated financial statements include the accounts of Radius Inc. ("Radius") and its wholly-owned subsidiaries after elimination of significant intercompany transactions and balances.

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

     MANAGEMENT'S BUSINESS RECOVERY PLANS

          As shown in the accompanying consolidated financial statements, the Company has incurred recurring operating losses. In addition, as of September 30, 1996, the Company was not in compliance with all of the financial covenants under its credit agreement.

          The Company's relatively limited cash resources have restricted the Company's ability to purchase inventory which in turn has limited its ability to procure and sell products and has resulted in additional costs for expedited deliveries. The adverse effect on the Company's results of operations due to its limited cash resources can be expected to continue until such time as the Company is able to return to profitability, or generate additional cash from other sources.

          During fiscal 1996, management implemented a number of actions to address its cash flow and operating issues including: restructuring its outstanding indebtedness to trade creditors and its secured creditor, refocusing its efforts on providing solutions for high end digital video and graphics customers; discontinuing sales of mass market and other low value added products; divesting a number of businesses and product lines; significantly reducing expenses and headcount; and subleasing all or a portion of its current facility lease given its reduced occupancy requirements.

          During fiscal 1997, additional funds may be needed to finance ongoing operations and to implement the Company's development plans and for other purposes. The Company plans to generate cash by divesting certain liquid assets and is investigating possible financing and strategic partnering opportunities. Regarding the Company's Splash Technology Holdings, Inc. securities, these securities are "restricted securities" under Rule 144 promulgated under the Securities Act and will become available for sale in January, 1998, subject to certain volume, manner of sale, notice and availability of public information requirements of such rule. However, the Company has certain registration rights with respect to those securities commencing in April, 1997. The closing price of Splash common stock on December 31, 1996 was $21 per share resulting in an estimated total value of approximately $36 million. There can be no assurance the Company will be able to realize this value in the Splash securities or that such financing or strategic partnering opportunities will materialize. There can also be no assurance that additional financing will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results of operations.

     FISCAL YEAR

          The Company's fiscal year ends on the Saturday closest to September 30 and includes 52 weeks in all fiscal years presented. During fiscal 1995, the Company changed its fiscal year end from the Sunday closest to September 30 to the Saturday closest to September 30 for operational efficiency purposes. For clarity of presentation, all fiscal periods in this Form 10-K are reported as ending on a calendar month end.

     FOREIGN CURRENCY TRANSLATION

          The Company translates the assets and liabilities of its foreign subsidiaries into dollars at the rates of exchange in effect at the end of the period and translates revenues and expenses using rates in effect during the period. Gains and losses from these balance sheet translations are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains or losses, which are included in the results of operations, are not material.

     INVENTORIES

          Inventories are stated at the lower of cost or market. The Company reviews the levels of its inventory in light of current and forecasted demand to identify and provide write down reserves for obsolete, slow-moving, or non-salable inventory. Cost is determined using standard costs that approximate cost on a first-in, first-out basis. Inventories consist of the following (in thousands):

          September 30                               1996           1995
                                                     ----           ----
          Raw materials                           $      124       $  1,559
          Work in process                              4,488          2,258
          Finished goods                               8,240         11,254
                                                  ----------       --------
                                                  $   12,852       $ 15,071
                                                  ----------       --------
                                                  ----------       --------

          PROPERTY AND EQUIPMENT

          Property and equipment is stated at cost and consists of the following (in thousands):

          September 30                               1996           1995
                                                     ----           ----
          Computer equipment                      $   18,091     $   17,429
          Machinery and equipment                     10,660         12,335
          Furniture and fixtures                       5,793          6,023
          Leasehold improvements                         770          1,084
                                                  ----------       --------
                                                      35,314         36,871
          Less accumulated depreciation
             and amortization                        (33,819)      (33,840)
                                                  ----------       --------
                                                      $1,495     $    3,031
                                                  ----------       --------
                                                  ----------       --------

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

     REVENUE RECOGNITION

          Revenue is recognized when products are shipped. Sales to certain resellers are subject to agreements allowing certain rights of return and price protection on unsold merchandise held by these resellers. The Company provides for estimated returns at the time of shipment and for price protection following price declines. Revenues earned under royalty or commission agreements is recognized in the period in which it is earned.

     WARRANTY EXPENSE

         The Company provides at the time of sale for the estimated cost to repair or replace products under warranty. The warranty period commences on the end user date of purchase and is normally one year for displays and digital video products and for the life of the product for graphics cards.

     ADVERTISING EXPENSES

         The Company expenses advertising expenses as incurred.

     NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding.

         Assuming the conversion of accounts payable and other creditor debt into common stock in the fourth quarter of fiscal 1996 had occurred at the beginning of fiscal 1996, the supplemental loss per share would have been $0.02 per share.

     CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. Cash equivalents are carried at cost which approximates market. There were no short-term investments as of September 30, 1996 or 1995. Approximately $0.6 million of the $3.0 million of cash available at September 30, 1996 was restricted under various letters of credit.

     OFF BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK

          The Company sells its products to direct computer resellers in the United States and to distributors in various foreign countries. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

          The Company also hedges substantially all of its trade accounts receivable denominated in foreign currency through the use of foreign currency forward exchange contracts based on firm third party commitments. Gains and losses associated with currency rate changes on forward contracts are recognized in the consolidated statements of operations upon contract settlement and were not material. At September 30, 1996, the Company had no forward contracts.

     RELATED PARTIES

          IBM Credit is a related party as a result of its ownership interests in the Company. See Notes 2, 11 and 12. Also, during the calendar year 1995, IBM Credit's parent corporation, International Business Machines Corporation, manufactured systems products (specifically Mac clones) for the Company for which it was paid approximately $20 million through the IBM Credit facility.

          In addition, SCI Technology, Inc. ("SCI") and Mitsubishi Electronics America, Inc. ("Mitsubishi") are related parties due to board membership and/or stock ownership with respect to the Company.
     SCI and Mitsubishi are suppliers to the Company. During fiscal 1996, 1995 and 1994 purchases from SCI were approximately $25.2 million, $10.0 million and $0, respectively, and purchases from Mitsubishi were approximately $14.1 million, $30.0 million and $10.0 million, respectively. As of September 30, 1996 and 1995, the Company had accounts payable amounting to approximately $0.1 million and $5.3 million to SCI, respectively, and approximately $0.0 million and $6.6 million to Mitsubishi, respectively.

          In fiscal 1994, the Company acquired shares of preferred stock of Portrait Display Labs ("PDL") and a warrant to purchase additional shares of PDL preferred stock in exchange for the cancellation of certain rights held by the Company to purchase all of the outstanding equity securities or assets of the predecessor entity to PDL. The warrant permitted the purchase of approximately an additional 10% interest in PDL. The Company also was granted one seat on PDL's Board of Directors. In addition, the Company licensed PDL certain pivot display technology in exchange for the payment of royalties. Product revenues were approximately $5.0 million in fiscal 1994. In fiscal 1995, the Company exercised the warrant for an additional 10% interest in PDL in exchange for cancellation of approximately $945,000 in accounts receivable. There were no product revenues for the fiscal 1995 to this related party. The receivable from PDL at September 30, 1995 was approximately $980,000. In fiscal 1996, the Company signed a series of additional agreements with Portrait Display Labs, see Note 11 to the Consolidated Financial Statements.

          FAIR VALUE DISCLOSURES. The carrying values and fair values of various financial instruments are summarized as follows as of September 30, 1996 (inthousands):

                                      Carrying Value    Fair Value
                                      --------------    ----------

     Cash and cash equivalents            $  2,974       $  2,974
     Investment in Splash Technology
        Holdings, Inc. (See Note 11)        19,152         19,152
     Short-term Borrowings                  (1,922)        (1,922)
     Long-term Borrowings                  (21,940)       (21,940)
     IBM Credit Option on
        Splash Shares (See Note 11)              0         (1,915)

          The fair value of short-term and long-term borrowings are estimated to approximate their carrying value as the borrowings are subject to variable interest rates.

          Estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE TWO.  BORROWINGS

     LINE OF CREDIT ARRANGEMENT

          In February 1995, the Company and IBM Credit Corp. ("IBM Credit") entered into a $30.0 million Inventory and Working Capital Financing Agreement (the "Loan Agreement"). The Loan Agreement permits advances for inventory and working capital up to the lesser of $30.0 million or 85% of eligible receivables ("Inventory and Working Capital Advances"). In September 1995, IBM Credit advanced an additional $20.0 million under the Loan Agreement to finance the manufacturing of the Company's MacOS compatible products (the "MacOS Advances").

          Immediately prior to the consummation of the restructuring of its unsecured and secured debt in September 1996 (the "Plan"), amounts outstanding to IBM Credit were approximately $26.4 million. In connection with the Plan, IBM Credit received 750,000 shares of the Company's Series A Convertible Preferred Stock and warrants to purchase 600,000 shares of Common Stock in consideration of the cancellation of $3.0 million of indebtedness to IBM Credit and for an additional advance of approximately $470,000. In addition, IBM Credit has restructured the terms of the remaining approximately $23.4 million indebtedness into a working line of credit and a term loan. Amounts outstanding under the term loan bear interest at a rate of prime rate plus 3.25% and amounts outstanding under the working line of credit bear interest at a rate of prime rate plus 2.25%. The Company has an up to $5.0 million working line of credit and IBM Credit will extend advances under this line of credit in an amount not to exceed the borrowing base (which is defined as (i) the lesser of 10% of the gross value of eligible inventory or $500,000; plus (ii) 80% of the Company's eligible domestic accounts receivable; plus (iii) the lesser of 50% of the gross value of certain eligible Japanese and European accounts receivable or $500,000). The $470,000 advanced by IBM
     Credit pursuant to the Plan is included in this working line of credit but will not be included in the calculation of the borrowing base. The initial amount of current indebtedness to be outstanding under this line of credit is $1.5 million, the amount of the borrowing base on the date of the closing of the restructured loan. The remaining $21.9 million balance of the Company's indebtedness to IBM Credit has been converted to a four-year term loan. Principal on such term loan will be repaid on a mandatory prepayment schedule. The restructured loan with IBM Credit is subject to mandatory prepayment as follows: (i) upon the disposition of any assets of the Company outside of the ordinary course of business, all net proceeds to the Company must be applied towards the Company's obligations under the loan; (ii) upon the closing of any financing, 10% of the proceeds must be applied towards the Company's obligations under the loan; (iii) upon the thirtieth day following the end of each fiscal quarter, an amount of no less than 50% of operating cash flow for such prior fiscal quarter must be applied towards the Company's obligations under the loan; and (iv) upon the receipt of any other amounts other than sales of inventory or used or obsolete equipment in the ordinary course of business, and not otherwise described in the preceding clause (i) - (iii), all of such amounts must be applied towards the Company's obligations under the loan. If the Company's obligations under the term loan, as well as finance charges and amounts outstanding in excess of the "borrowing base" (described above) under the working line of credit, are repaid, IBM Credit can require such proceeds to be applied towards a redemption of the Series A Convertible Preferred Stock. In addition, the Company is required to deposit its revenues in accounts controlled by IBM Credit. At any time, regardless of whether the Company is in default of its obligations to IBM Credit, IBM Credit is permitted to apply these amounts towards the repayment of any of the Company's obligations to IBM Credit. As a result of IBM Credit's control over the Company's cash flow, including payment of dividends, and these prepayment and redemption provisions, together with the other terms and covenants of the restructured loan agreement, the Company's ability to generate working capital or to undertake a variety of other merger, disposition or financing activities will be substantially restricted.

          As of September 30, 1996, approximately $23.8 million was outstanding under the Loan Agreement consisting of $21.9 million in term loan and approximately $1.9 million in working line of credit. The $21.9 million in term loan is included in long-term borrowings in the Consolidated Financial Statements and the $1.9 million working line of credit is included in short-term borrowings in the Consolidated Financial Statements.

             The Company has granted to IBM Credit a security interest in substantially all of its assets to secure the Company's various obligations to IBM Credit. The Company has also granted to Mitsubishi Electronics a security interest (securing an amount up to $4.4 million) in all of the Company's technology and intellectual property rights related to and incorporated into the Company's PressView products.

          As of September 30, 1996, the Company was not in compliance with all of the financial covenants under the Loan Agreement (specifically, revenues to working capital ratio, net profits to revenues ratio, and working capital); however, IBM Credit has waived such defaults. See Notes 11 and 12 to the Consolidated Financial Statements.

          In addition, the Company entered into a Business Loan Agreement on March 20, 1995 with Silicon Valley Bank. The agreement, which expired on March 19, 1996, allowed the Company to issue letters of credit as a sub-facility under a $5.0 million foreign accounts receivable revolving line of credit subject to an interest rate of up to the prime rate plus 1.25%. The amounts outstanding under this agreement were repaid in January 1996. The weighted average interest rates in fiscal 1996 and 1995 were 9.9% and 13.0%, respectively.

               One of the Company's subsidiaries had a revolving line of credit with a bank in Japan, the outstanding balance having been paid in full during the third quarter of fiscal 1996. The weighted average interest rates in fiscal 1996 and 1995 were 2.1% and 4.9%, respectively.

NOTE THREE.  COMMITMENTS AND CONTINGENCIES

     LEASES

          The Company leases facilities under operating leases and certain computer equipment and office furniture under capital leases. Depreciation expense for assets under capital leases is included in depreciation and amortization expense. The cost and net book value of these capitalized lease assets included in property and equipment are (in thousands):

     At September 30,                Cost      Net Book Value
                                   -------     --------------
     1996                          $ 7,437         $ 250
     1995                            7,437         2,642

          Future minimum lease payments at September 30, 1996, under capital leases and noncancelable operating leases are as follows (in thousands):

                                                                Gross                            Net
                                              Capital         Operating       Sublease        Operating
                                               Leases           Leases         Income           Leases
                                              --------        ----------      --------        ---------
      1997                                      $1,138           $1,735         $1,154           $581
      1998                                         280            1,104            842            262
      1999                                                          157            155              2
                                              --------        ----------      --------        ---------
      Total Minimum Lease Payments               1,418            2,996                          $845
      Total sublease income                                                    $2,151
      Amount representing interest                 (71)
                                              --------

      Present value of minimum lease payments    1,347
      Amount due within one year                (1,074)
                                              --------
      Amount due after one year                   $273
                                              --------
                                              --------


          Rent expense charged to operations amounted to approximately $1.5 million, $3.5 million and $3.0 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. The rent expense amounts for fiscal 1996, 1995 and 1994 exclude a provision for remaining lease obligations on excess facilities. See Note 8 of Notes to the Consolidated Financial Statements.

          Sublease income for fiscal 1996, 1995 and 1994 was approximately $1.2 million, $0.6 million and $0.1 million, respectively.

     CONTINGENCIES

             (a) On November 16, 1995, Electronics for Imaging, Inc. ("EFI") filed a suit in the United States District Court in the Northern District of California alleging that the Company infringes a patent allegedly owned by EFI. Although the complaint does not specify which of the Company's products allegedly infringe the patent, subsequent pleading indicates that EFI alleges that the Company's Color Server products allegedly infringe. In January 1996, the Company completed the divestiture of the Color Server Group.

             The Company has filed an answer denying all material allegations, and has filed counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI's motion to dismiss or sever the Company's amended counterclaims was granted in part and the ruling permitted the Company to file an amended counterclaim for antitrust violations. The Company has filed an amended antitrust claim. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it may have indemnification rights with respect to EFI's claims. In the opinion of management, based on the facts known at this time, although the eventual outcome of this case is unlikely to have a material adverse effect on the results of operations or financial position of the Company, the costs of defense, regardless of outcome, may have a material adverse effect on the results of operations or financial position of the Company. In addition, in connection with the divestiture of its Color Server business, the Company has certain indemnification obligations for which approximately
     $2.3 million remains held in escrow to secure such obligations in the event that the purchaser suffers any losses resulting from such litigation.

             (b) The Company was named as one of approximately 42 defendants in Shapiro et al. v. ADI Systems, Inc. et al., Superior Court of California, Santa Clara County, case no. CV751685, filed August 14, 1995. Radius was named as one of approximately 32 defendants in Maizes & Maizes et al. v. Apple Computer et al., Superior Court of New Jersey, Essex County, case no. L-13780-95, filed December 15, 1995. Plaintiffs in each case purport to represent alleged classes of similarly situated persons and/or the general public, and allege that the defendants falsely advertised that the viewing areas of their computer monitors are larger than in fact they are.
             The Company was served with the Shapiro complaint on August 22, 1995 and was served with the Maizes complaint on January 5, 1996. Defendants' petition to the California State Judicial Council to coordinate the Shapiro case with similar cases brought in other California jurisdictions was granted in part and it is anticipated that the coordinated proceedings will be held in Superior Court of California, San Francisco County. An amended consolidated complaint was filed on March 26, 1996. Discovery proceedings are scheduled to begin. The Company believes it has meritorious defenses to the plaintiffs' claims and is defending them vigorously. Extended settlement discussions began in connection with a successful demurrer in the California case. Such discussions have been complicated by the refusal of a small number of the defendants to participate in the proposed settlement. In the opinion of management, based on the facts known at this time, the eventual outcome of these cases may have a material adverse effect on the results of operations or financial position of the Company in the financial period in which they are resolved. In addition, whether or not the eventual outcomes of these cases have a material adverse effect on the results of operations or financial condition of the Company, the costs of defense, regardless of outcome, may have a material adverse effect on the results of operations and financial condition of the Company.

             (c) On April 17, 1996, the Company was served with a complaint filed by Colorox Corporation ("Colorox"), in the Circuit Court of the State of Oregon, County of Multnomah, case no. 9604-02481, which alleges that the Company breached an alleged oral contract to sell its dye sublimation printer business to Colorox for $200,000, and seeks both specific performance of the alleged contract and alleged damages of $2.5 million. The Company believes it has meritorious defenses to the plaintiff's claims and intends to defend them vigorously. Nevertheless, the costs of defense, regardless of outcome, could have an adverse effect on the results of operations and financial condition of the Company.

             (d) The Company is involved in a number of other judicial and administrative proceedings incidental to its business. The Company intends to defend such lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of such cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. In addition, the costs of defense -- regardless of the outcome -- could have a material adverse effect on the results of operations and financial condition of the Company.

          (e) In September 1992, the Company and certain of its officers and directors were named as defendants in a securities class action litigation brought in the United States District Court for the Northern District of California that sought unspecified damages, prejudgment and postjudgment interest, attorneys' fees, expert witness fees and costs, and equitable relief. In July 1994, SuperMac and certain of its officers and directors, several venture capital firms and several of the underwriters of SuperMac's May 1992 initial public offering and its February 1993 secondary offering were named as defendants in a class action litigation brought in the same court that sought unspecified damages, prejudgment and postjudgment interest, attorneys' fees, experts' fees and costs, and equitable relief (including the imposition of a constructive trust on the proceeds of defendants' trading activities).

          In June 1995, the Court approved the settlement of both litigations and entered a Final Judgment and Order of Dismissal.
     Under the settlement of the litigation brought in 1992 against the Company, the Company's insurance carrier paid $3.7 million in cash and the Company is required to issue 128,695 shares of its Common Stock to a class action settlement fund. In the settlement of the litigation brought in 1994 against SuperMac, the Company paid $250,000 in cash and is required to issue into a class action settlement fund 707,609 shares of its Common Stock. The number of shares required to be issued by the Company increased by 100,000 since the price of the Common Stock was below $12 per share during the 60-day period following the initial issuance of shares. In connection with these settlements, the Company recorded a charge of $12.4 million in the Consolidated Financial Statements reflecting settlement costs not covered by insurance as well as related legal fees.

          As of September 30, 1996, the Company had issued 836,674 of its Common Stock due to the settlement and 99,630 shares remained to be issued.

     NOTE FOUR.  CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     SERIES A CONVERTIBLE PREFERRED STOCK

          The dividend, liquidation and certain redemption features of the Series A Convertible Preferred Stock, each of which is discussed in greater detail below, are determined by reference to the Liquidation Price of the Series A Convertible Preferred Stock, which is defined in the aggregate as $3.0 million plus any accrued but unpaid dividends.

          Dividends on the Series A Convertible Preferred Stock accrue cumulatively at a rate of 10% per annum of the Liquidation Price and are payable on a quarterly basis in cash or in shares of Common Stock, at the Company's discretion. The Series A Convertible Preferred Stock ranks senior to any other Preferred Stock and the Common Stock with respect to the declaration and payment of dividends.

          Upon dissolution, liquidation or winding up of the Company, holders of the Series A Convertible Preferred Stock will be entitled to receive from the assets of the Company available for distribution to shareholders an amount in cash or property or a combination thereof per share equal to the Liquidation Price. The Series A Convertible Preferred Stock ranks senior to the Common Stock and any other Preferred Stock which may subsequently be issued with respect to the receipt of liquidation proceeds.

          The Series A Convertible Preferred Stock is redeemable at the option of holders of a majority of the shares of Series A Convertible Preferred Stock at the Liquidation Price as of the date of redemption upon the sale by the Company of any part of the Company's interest in Splash Technology Holdings, Inc. or its other portfolio interests, upon the occurrence of certain extraordinary events such as the sale or disposition of the Company's other portfolio interests or the sale of some or all of its operating assets, the sale of the Company's inventory outside of the ordinary course of business or the merger or consolidation of the Company with another entity.

          The Series A Convertible Preferred Stock will vote on all matters submitted to a vote of the Company's shareholders together as a single class with all other classes of the Company's capital stock with each share of Series A Convertible Preferred Stock having the number of votes which would be cast if such shares were converted at the option of the holders into Common Stock on the day prior to the date of the vote except as otherwise required by applicable law.

          The Series A Convertible Preferred Stock will be convertible from time to time, in whole or in part, at the option of the holder, into an aggregate of 5,523,030 shares of Common Stock with each share being convertible into 7.364 shares of Common Stock, subject to adjustment in the event of a stock dividend, stock split, combination or reclassification of the Common Stock.

          The Series A Convertible Preferred Stock is automatically convertible at any time 90 days after the effective date of a Registration Statement declared effective in November 1996 in the event that the trading price of the Company's Common Stock exceeds, for a period of 15 consecutive trading days, a price per share equal to $0.5432. Upon such a conversion, the Series A Convertible Preferred Stock would be convertible into an aggregate of 6,075,353 shares of Common Stock (or 8.1004 shares of Common Stock for each share of Series A Convertible Preferred Stock). No more than 93,750 shares of Series A Convertible Preferred Stock may be so converted in any fiscal quarter.

     COMMON STOCK

          In June 1995, the Company sold approximately 2.5 million shares of its Common Stock in a series of private placements to a small number of investors unaffiliated with the Company. Proceeds from the offering, net of commission and other related expenses were $21.4 million. The net proceeds were used for working capital.

     STOCK OPTIONS

                  The Company's 1986 Stock Option Plan, as amended (the "1986 Plan"), authorized the issuance of up to 2,975,000 shares of common stock upon the exercise of incentive stock options or nonqualified stock options that may be granted to officers, employees (including directors who are also employees), consultants and independent contractors. Under the plan, options are exercisable for a term of up to ten years after issuance. Options may be granted at prices ranging from 50% to 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Vesting of shares is also determined by the Board of Directors at the date of grant. The 1986 Plan expired in October 1996. Outstanding grants of options to purchase 779,274 shares of Common Stock continue to be exercisable according to the terms of the grant, however, and all unused shares under the 1986 Plan are reserved for issuance under the 1995 Stock Option Plan.

                  The Company's 1995 Stock Option Plan (the "1995 Plan") authorizes the issuance of up to 1,780,305 shares of common stock upon the exercise of incentive stock options or nonqualified stock options that may be granted to officers, employees (including directors who are also employees), consultants and independent contractors. Shares available for grant under the 1995 Stock Option Plan include 930,305 shares which were not issued under the 1986 Stock Option Plan. Under the 1995 Plan, options are exercisable for a term of up to ten years after issuance. Options may be granted at prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Vesting of shares is also determined by the Board of Directors at the date of grant. As of September 30, 1996, 87,522 options were outstanding under the 1995 Plan. The 1995 Plan will expire in December 2005.

          On August 31, 1994, pursuant to the Merger, Radius assumed 975,239 outstanding options originally issued under the SuperMac 1988 Stock Option Plan (the "SuperMac Plan"). These options will be administered in accordance with the SuperMac Plan until all options are exercised or expired. As of September 30, 1996, 18,701 Options remain outstanding under this Plan. Under the SuperMac Plan, options are exercisable for a term of up to ten years after issuance.

     The following table summarizes the consolidated activity under the 1986 Plan, the 1995 Plan and the SuperMac Plan:

                                                       September 30,
                                               -----------------------------------
                                               1996            1995           1994
                                               ----            ----           ----
     Outstanding at beginning of year        1,697,535      2,042,481      2,208,783
     Granted                                 1,178,095        707,590        892,131
     Exercised                                (111,522)      (213,791)      (294,042)
     Canceled                               (1,878,611)      (838,745)      (764,391)
                                           -----------   ------------   ------------
     Outstanding at September 30               885,497      1,697,535      2,042,481
                                           -----------   ------------   ------------
                                           -----------   ------------   ------------
     Price range at September 30           $1.28-10.56   $0.42-$28.96   $0.42-$32.18
                                           -----------   ------------   ------------
                                           -----------   ------------   ------------
     Price range of options exercised      $1.36-$2.37   $0.42-$13.13   $0.42-$13.13
                                           -----------   ------------   ------------
                                           -----------   ------------   ------------
     Exercisable at September 30               322,492      1,325,222        706,474
                                           -----------   ------------   ------------
                                           -----------   ------------   ------------
     Available for grant at September 30     1,695,331        415,586        281,726
                                           -----------   ------------   ------------
                                           -----------   ------------   ------------

          The fiscal 1994 period includes the Radius activity for fiscal year ended September 30, 1994 and SuperMac activity for the nine months ended September 30, 1994.

             The Company has also reserved 173,126 shares of common stock for issuance to non-employee directors pursuant to options granted under the 1994 Directors' Stock Option Plan (the "1994 Plan"), including 73,126 shares which were not issued under the Company's 1990 Directors Stock Option Plan. Such options may only be nonqualified stock options, must be exercised within ten years from the date of grant, and must be granted in accordance with a non-discretionary formula. Under this formula, each new director receives an option to purchase 10,000 shares when that director is first appointed to the Board and an option to purchase 2,500 shares on each anniversary of such director's appointment. As of September 30, 1996, 5,938 options were outstanding under this plan at exercise prices ranging from $7.4375 to $12.00 per share. None of the options granted under the 1994 Plan are exercisable at September 30, 1996.

          Prior to the approval of the 1994 Plan, the 1990 Directors' Stock Option Plan (the "Prior Plan") was in effect. As of September 30, 1996, the Prior Plan had 26,874 options outstanding at prices ranging from $8.00 to $17.25. Such options are nonqualified stock options, must be exercised within five years from the date of grant, and were granted in accordance with a non-discretionary formula. Options unissued under the Prior Plan become available for grant under the 1994 Plan.

          In March 1993, the Company granted a nonqualified stock option to one officer to purchase a total of 250,000 shares of common stock outside the Company's 1986 Stock Option Plan at an exercise price of $7.75 per share. This option is exercisable for a term of ten years and vests over a fifty month period commencing on the date of grant. During fiscal 1994, 150 of these shares were exercised by the officer, and as of September 30, 1996 an additional 209,850 shares were exercisable.

          In June 1995, the Company repriced approximately 232,000 of then outstanding options to an exercise price of $12.00 per share, the fair market value of the Company's common stock on the date of the repricing.

          In December 1995, the Company repriced approximately 930,000 of then outstanding options for an exercise price of $2.375 per share, the fair market value of the Company's common stock on the date of repricing.

     EMPLOYEE STOCK PURCHASE PLAN

          The Company has an employee stock purchase plan under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of its fair market value as of certain specified dates. Stock purchases under this plan are limited to 10% of an employee's compensation, and in no event may exceed $21,250 per year. Under this plan a total of 650,000 shares of common stock have been reserved for issuance to employees. At September 30, 1996, 146,824 shares remain available for issuance under the plan.

     EMPLOYEE STOCK PLANS

          The Company accounts for its stock option plans and the Employee Stock Purchase Plan in accordance with provisions of the accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provision of APB 25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.

NOTE FIVE.  FEDERAL AND STATE INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                       1996               1995             1994
                                       ----               ----             ----
     For years ended September 30
     (in thousands)

     Federal:
       Current                       $     -            $      -       $  (12,583)
       Deferred                            -               7,170           12,311
                                     -------            --------       ----------
                                           -               7,170             (272)
     Foreign:
       Current                           765                 650              376
                                     -------            --------       ----------
     State:
       Current                            50                  20           (3,641)
       Deferred                            -               1,230           (1,063)
                                     -------            --------       ----------
                                          50               1,250           (4,704)
                                     -------            --------       ----------
                                     $   815            $  9,070       $   (4,600)
                                     -------            --------       ----------
                                     -------            --------       ----------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                    1996            1995
                                                                    ----            ----
     For years ended September 30
     (in thousands)

     Deferred tax assets:

          Net operating loss carryovers                          $   25,232     $   26,079
          Inventory valuation differences                             6,364          3,926
          Restructuring reserves                                      3,536         22,995
          Reserves and accruals not currently tax deductible          3,424         20,891
          Depreciation                                                2,390          3,787
          Capitalized research & development expenditures             2,144          2,113
          Credit carryovers                                               -          5,807
          Other                                                       2,703              -
                                                                 ----------     ----------
          Total deferred tax assets                                  45,793         85,598
                                                                 ----------     ----------
          Valuation allowance for deferred tax assets               (38,295)       (85,086)
                                                                 ----------     ----------
          Deferred tax assets                                    $    7,498     $      512
                                                                 ----------     ----------
                                                                 ----------     ----------
     Deferred tax liabilities:

          Valuation of investment portfolio                        $  7,498              -
          Other                                                           -            512
                                                                 ----------     ----------
          Total deferred tax liabilities                              7,498            512
                                                                 ----------     ----------
          Net deferred tax assets                                $        -     $        -
                                                                 ----------     ----------
                                                                 ----------     ----------

          FASB Statement 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company's valuation allowance reduced the deferred tax asset to the amount realizable. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties surrounding their realization. Due to the net losses reported in prior years and as a result of the material changes in operations, predictability of earnings in future periods is uncertain. The Company will evaluate the realizability of the deferred tax asset on a quarterly basis.

          The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:


                                                          1996           1995           1994
                                                          ----           ----           ----
     For years ended September 30
     (in thousands)

     Expected tax at statutory rate                    $      (56)    $  (42,935)    $  (28,726)
     Change in valuation allowance                            241         49,820         26,724
     State income tax, net of federal tax benefit              50          1,250         (3,105)
     Non-deductible merger costs                                -              -          1,054
     Non-deductible charge for purchased
         research and development                               -              -            763
     Other                                                    580            935         (1,310)
                                                       ----------     ----------      ---------
                                                       $      815     $    9,070      $  (4,600)
                                                       ----------     ----------      ---------
                                                       ----------     ----------      ---------

          As of September 30, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $60,000,000 and $56,000,000, respectively. The federal loss carryforwards will expire beginning in 2011, if not utilized and the state loss carryforwards will expire beginning in 2007, if not utilized.

          As a result of the issuance of Common Stock and Series A Convertible Preferred Stock in exchange for certain liabilities of the Company in September 1996, the Company experienced a "change in ownership" as defined under Section 382 of the Internal Revenue Code. Accordingly, utilization of net operating loss and tax credit carryforwards will be subject to an annual limitation of approximately $2.0 million due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions, except under limited circumstances. This limitation will result in the expiration of all of the tax credit carryforwards and a substantial portion of the net operating loss carryforwards.

NOTE SIX.  STATEMENTS OF CASH FLOWS



                                                          1996           1995           1994
                                                          ----           ----           ----
   For years ended September 30,
   (in thousands)

     Supplemental disclosure of cash
       flow information:

     Cash paid (received) during the year for:
       Interest                                        $    3,792     $    1,620     $      812
                                                       ----------     ----------      ---------
                                                       ----------     ----------      ---------
     Income taxes                                      $      253     $   (8,370)    $   (8,295)
                                                       ----------     ----------      ---------
                                                       ----------     ----------      ---------
     Supplemental schedule of noncash
      investing and financing activities:
      Common and preferred stock issued
      to creditors                                     $   45,503     $        -     $        -
                                                       ----------     ----------      ---------
                                                       ----------     ----------      ---------
     Conversion of short-term borrowings
      to long-term borrowings                          $   21,940     $        -     $        -
                                                       ----------     ----------      ---------
                                                       ----------     ----------      ---------
     Retirement of fully and partially
       depreciated assets                              $        -     $    4,459      $   6,025
                                                       ----------     ----------      ---------
                                                       ----------     ----------      ---------

     Tax benefit from stock options exercised          $        -     $        -     $      425
                                                       ----------     ----------      ---------
                                                       ----------     ----------      ---------

     Equipment acquired pursuant to
       capital leases                                  $        -     $        -     $    2,000
                                                       ----------     ----------      ---------
                                                       ----------     ----------      ---------

     Common stock issued pursuant to
       VideoFusion agreement                           $        -     $    2,857     $        -
                                                       ----------     ----------      ---------
                                                       ----------     ----------      ---------


NOTE SEVEN.  EXPORT SALES AND MAJOR CUSTOMERS

          The Company currently operates in one principal industry segment: the design, assembling and marketing of color publishing and digital video computer products. The Company is highly dependent on the success of Apple products as the Company's products are designed to provide additional functionality to Apple products. The Company's export sales were approximately $45.8 million, $124.5 million and $112.1 million in the fiscal years ended September 30, 1996, 1995 and 1994, respectively, and included export sales to Europe of approximately $21.2 million, $57.3 million and $60.6 million, respectively. The Pacific, Asia, and Latin America region sales were approximately $24.6 million, $67.2 million and $51.4 million for fiscal years ended September 30, 1996, 1995 and 1994, respectively. During fiscal 1996, the Company entered into exclusive distributor arrangements with respect to Japan and Europe. In the future, the Company will earn royalties and commissions under such arrangements.

          One customer accounted for approximately 34.3 %, 34.0% and 13.5% of the Company's net sales during the years ended September 30, 1996, 1995 and 1994, respectively.


NOTE EIGHT.  RESTRUCTURING AND OTHER CHARGES

     RADIUS FISCAL 1994 MERGER RELATED RESTRUCTURING AND OTHER CHARGES

          In the fourth quarter of fiscal 1994, the Company recorded charges of $43.4 million in connection with the merger of Radius and SuperMac (the "Merger"). These charges include the discontinuance of duplicative product lines and related assets; elimination of duplicative facilities, property and equipment and other assets; and personnel severance costs as well as transaction fees and costs incidental to the merger. The charges (in thousands) are included in: net sales ($3,095); cost of sales ($25,270); research and development ($4,331); and selling, general and administrative expenses ($10,711). The elements of the total charge as of September 30, 1996 are as follows (in thousands):

                                                                           Representing
                                                               ------------------------------------------------
                                                                                           Cash Outlays
                                                                                     --------------------------
                                                                            Asset
                                                       Provision      Write-Downs     Completed        Future
     Adjust inventory levels                           $   22,296     $   19,200     $    3,096     $        -
     Excess facilities                                      2,790            400          2,346             44
     Revision of the operations business model              9,061          7,078          1,983              -
     Employee severance                                     6,311              -          6,311              -
     Merger related costs                                   2,949              -          2,949              -
                                                       ----------      ---------       --------        -------
     Total charges                                     $   43,407     $   26,678     $   16,685     $       44


          The adjustment of inventory levels reflects the discontinuance of duplicative product lines. The provision for excess facility costs represents the write-off of leaseholds and sublease costs of Radius' previous headquarters, the consolidation into one main headquarter and the consolidation of sales offices. The revision of the operations business model reflects the reorganization of the combined Company's manufacturing operations to mirror Radius' manufacturing reorganization in 1993. This reorganization was designed to outsource a number of functions that previously were performed internally, reduce product costs through increased efficiencies and lower overhead, and focus the Company on a limited number of products. Employee severance costs are related to employees or temporary employees who were released due to the revised business model. Approximately 250 employees were terminated in connection with the Merger. The provision for merger related costs is for the costs associated with the Merger transaction, such as legal, investment
     banking and accounting fees.   The Company had spent approximately
     $16.7 of cash for restructuring through September 1996.   The Company
     has substantially completed this restructuring. During fiscal 1995, approximately $2.1 million of merger related restructuring reserves were reversed and recorded as an expense reduction due to changes in estimated requirements.

     RADIUS FISCAL 1995 RESTRUCTURING AND OTHER CHARGES

          In September 1995, Radius recorded charges of $57.9 million in connection with the Company's efforts to refocus its business on the color publishing and multimedia markets. The charges primarily included a writedown of inventory and other assets. Additionally, it included expenses related to the cancellation of open purchase orders, excess facilities and severance. The charges (in thousands) are included in cost of sales ($47,004), and selling, general and administrative expense ($10,861). The elements of the total charge as of September 30, 1996 are as follows (in thousands):


                                                                           Representing
                                                               --------------------------------
                                                                                           Cash Outlays
                                                                                     --------------------------
                                                                            Asset
                                                       Provision      Write-Downs     Completed        Future
     Adjust inventory levels                           $   33,138      $  32,300       $    838        $     -
     Excess facilities                                      2,004            404          1,600              -
     Cancellation fees and asset write-offs                19,061          5,196         13,800             65
     Employee severance                                     3,662              -          2,599          1,063
                                                       ----------      ---------       --------        -------
     Total charges                                     $   57,865      $  37,900       $ 18,837        $ 1,128


          The adjustment of inventory levels reflects the discontinuance of several product lines. Revenues and product margins for significant product lines discontinued were as follows: MacOS-compatible systems were $21.8 million and $(19.2 million), respectively; and low-margin displays $82.9 million and $19.6 million, respectively. The provision for excess facility costs represent the write-off of leasehold improvements and the costs associated with anticipated reductions in facilities. The cancellation fees and asset write-offs reflect the Company's decision to refocus its efforts on providing solutions for the color publishing and multimedia markets. Employee severance costs are related to employees or temporary employees who have been or will be released due to the revised business model. As of December 16, 1996, approximately 230 positions of the 240 total planned had been eliminated in connection with the new business model. The Company has satisfied $18.8 million of the originally anticipated cash outlays for this restructuring as of September 30, 1996 of which approximately $5.0 million represented cash expenditures and approximately $13.8 million represented cancellation of indebtedness or claims in consideration of the issuance of equity in the Company. As of
     September 30, 1996, the Company had cash of $3.0 million.   See
     "Management's Business Recovery Plans" at Note 1 to the Consolidated Financial Statements. The Company expects to complete the restructuring by September 1997. During the quarter ended June
     30, 1996, approximately $913,000 of restructuring charges were reversed and recorded as an expense reduction due to changes in estimated requirements. The restructuring is substantially completed and remaining cash outlays relate primarily to the restructuring of the Company's international operations.

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

     Separate results of operations for the periods prior to the Merger are as follows (in thousands):

                                                             Merger-
                                                             Related
                                      Radius     SuperMac    Expenses  Adjustment   Combined
                                      ------    ---------    --------  ----------  ----------
     Year ended September 30, 1994
          Net revenues               $162,922    $164,978    $ (3,095)    $ -       $324,805
          Net loss                    (18,293)    (15,775)    (43,407)      -        (77,475)

     The merger related expenses reflect the recording of the merger related restructuring and other charges.

             The results for both the fiscal years ended September 30, 1994 and 1993 include the results of SuperMac's operations for the three months ended December 31, 1993.

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


NOTE ELEVEN. BUSINESS DIVESTITURES

          COLOR SERVER GROUP. In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. (the "Parent"), a corporation formed by various investment entities associated with Summit Partners. In fiscal 1996, the Company received approximately $21.0 million in cash and an additional $2.4 million is being maintained in escrow to secure certain indemnification obligations. The Company also received 4,282 shares of the Parent's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock were converted into shares of the Parent's common stock outstanding in connection with the initial public offering of Parent. In June 1996, the Company granted IBM Credit, its secured lender, an option to purchase 428 shares of Series B Preferred (now Parent Common Stock) in connection with the restructuring of the terms of its loan agreement with IBM Credit (Also, see Note 12, regarding the conversion of accounts payable and other creditor debt to equity in the fourth quarter of fiscal 1996.). These shares of Parent Common Stock have been pledged to IBM Credit. IBM Credit has not exercised its option.

          On October 8, 1996, the Parent completed its initial public offering of common stock which reduced the Company's ownership position to approximately 14.6 percent. Consequently, the investment which will be available for sale, subject to certain market trading restrictions, approximating 1.7 million shares, is accounted for in accordance with FASB 115. The unrealized gain of $19.1 million based upon the initial public offering price of $11.00 per share is recorded, net of deferred taxes, as a component of shareholders' equity at September 30, 1996.

          PORTRAIT DISPLAY LABS. In January 1996, the Company entered into a series of agreements with Portrait Display Labs, Inc. ("PDL"). The agreements assigned the Company's pivoting technology to PDL and canceled PDL's on-going royalty obligation to the Company under an existing license agreement in exchange for a one-time cash payment. The Company did not receive any material amount of payments under such license agreement. PDL also granted the Company a limited license back to the pivoting technology. Under these agreements, PDL also settled its outstanding receivable to the Company by paying the Company $500,000 in cash and issuing to the Company 214,286 shares of PDL's Common Stock. The cash proceeds were paid to IBM Credit. The shares of PDL Common Stock are pledged to IBM Credit.

          UMAX DATA SYSTEMS, INC. In February 1996, the Company sold its MacOS compatible systems business to UMAX Computer Corporation ("UCC"), a company formed by UMAX Data Systems, Inc. ("UMAX"). The Company received approximately $2.3 million in cash and debt relief, and 1,492,500 shares of UCC's Common Stock, representing approximately 19.9% of UCC's then outstanding shares of Common Stock. The cash proceeds were paid to IBM Credit and the shares of UCC Common Stock are pledged to IBM Credit.

          DISPLAY TECHNOLOGIES ELECTROHOME INC. In December 1995, the Company completed the sale of its monochrome display monitor business to Display Technologies Electrohome Inc. ("DTE"). DTE purchased Radius' monochrome display monitor business and certain assets related thereto, for approximately $200,000 in cash and cancellation of $2.5 million of the Company's indebtedness to DTE. In addition, DTE and Radius canceled outstanding contracts relating to DTE's manufacture and sale of monochrome display monitors to Radius.

     NOTE TWELVE.  STOCK ISSUED TO CREDITORS

          In September 1996, the Company, IBM Credit and its unsecured creditors consummated a restructuring of the Company's outstanding indebtedness pursuant to which the Company's creditors received equity in satisfaction of their claims (the "Plan"). The Company issued 36,294,198 shares of Common Stock in satisfaction of approximately $45.9 million in unsecured claims (including a $1.0 million reserve for unknown or unresolved claims) and repaid approximately $1.9 million of unsecured claims, most of which were less than $50,000, at an average discount of approximately 75% of the amount of the claim. Of these shares of Common Stock issued pursuant to the Plan, 791,280 were issued to the Radius Creditors Trust for the purpose of satisfying unresolved or unknown claims. As of September 30, 1996, 444,253 shares of Common Stock were held by the Radius Creditors Trust. The Company also issued 750,000 shares of its Series A Convertible Preferred Stock (convertible into an aggregate of 5,523,030 shares of Common Stock, or 6,075,333 shares in certain circumstances) and warrants to purchase 600,000 shares of Common Stock to IBM Credit in satisfaction of $3.0 million indebtedness and in consideration of restructuring its remaining approximately $23.4 million indebtedness to IBM Credit. The Company also issued warrants to purchase 200,000 shares of Common Stock to Mitsubishi in consideration of the extension of open credit terms to the Company. The Company also issued to its unsecured creditors, who received Common Stock, Rights ("Rights") to receive up to an additional 11,046,060 shares of Common Stock in the event that the Series A Convertible Preferred Stock is converted into Common Stock (including 240,824 Rights issued to the Radius Creditors Trust).

          Considering the value of the Common and Preferred Stock issued or issuable to the creditors, the percentage of the Company's ownership issued to the creditors, the large blocks of stock issued to a certain few creditors, Common Stock warrants issued and other costs, such as cash settlements, legal and accounting expenses and the option to IBM Credit to purchase 10% of the Company's investment in Parent, and considering appropriate discounts on the stock issued, the Company concluded that the value of consideration given up was equal to the
     indebtedness forgiven.   As a result, the accompanying financial
     statements do not include any extraordinary gain or loss resulting from the execution of the Plan.

     SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)


                                      Balance at  Charged to    Charged                      Balance
                                      beginning   costs and     to other                     at end of
     Description                      of period   expenses      accounts     Deductions(1)    period
     -----------                      ---------   ----------    --------     -------------   ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Year ended September 30, 1994      $2,018     $1,283          $0          $    753       $2,548
     Year ended September 30, 1995      $2,548     $6,837          $0          $    883       $8,502
     Year ended September 30, 1996      $8,502     $   91          $0          $  6,461       $2,132

_____________________________

(1)  Uncollectable accounts written off.