Form 10-Q
period 1996-12-28
RADIUS INC
filed 1997-02-11
CIK 805574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1996.

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

                   -------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES         NO      X
                               ------     -------

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON FEBRUARY 10, 1997 WAS 54,660,475.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                RADIUS INC.

                                  INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1.   Financial Statements

          Consolidated Balance Sheets at December 31, 1996 and
          September 30, 1996                                                  3

          Consolidated Statements of Operations for the Three
          Months Ended December 31, 1996 and 1995                             4

          Consolidated Statements of Cash Flows for the Three
          Months Ended December 31, 1996 and 1995                             5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                8


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                   21

Item 5.   Other Information                                                   22

Item 6.   Exhibits and Reports on Form 8-K                                    22


SIGNATURES                                                                    22

PART 1.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   RADIUS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 DECEMBER 31,      SEPTEMBER 30,
                                                                                     1996             1996 (1)
                                                                                 ------------      -------------

                                                                                  (unaudited)
ASSETS:
Current assets:
   Cash                                                                             $  1,798          $  2,974
   Accounts receivable, net                                                           10,827             8,123
   Inventories                                                                        11,702            12,852
   Investment in Splash Technology Holdings, Inc. - current portion                   13,318                 -
   Prepaid expenses and other current assets                                             387               366
   Income tax receivable                                                                 514               514
                                                                                    --------          --------
   Total current assets                                                               38,546            24,829
Investment in Splash Technology Holdings, Inc. - noncurrent portion                   25,857            19,152
Property and equipment, net                                                            1,243             1,495
Deposits and other assets                                                                 50                50
                                                                                    --------          --------
                                                                                    $ 65,696          $ 45,526
                                                                                    --------          --------
                                                                                    --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                                 $  4,946          $  5,004
   Accrued payroll and related expenses                                                2,086             2,678
   Accrued warranty costs                                                                497               478
   Other accrued liabilities                                                           2,413             2,545
   Accrued income taxes                                                                2,369             2,227
   Accrued restructuring and other charges                                               409               425
   Short-term borrowings                                                               3,835             1,922
   Obligation under capital leases - current portion                                     859             1,074
                                                                                    --------          --------
         Total current liabilities                                                    17,414            16,353

Long term borrowings                                                                  21,940            21,940
Obligations under capital leases - noncurrent portion                                    116               273

Commitments and contingencies

Convertible preferred stock                                                            3,000             3,000

Shareholders' equity:
   Common stock                                                                      168,853           168,746
   Unrealized gain on available-for-sale securities                                   39,175            19,152
   Accumulated deficit                                                              (184,837)         (183,968)
   Accumulated translation adjustment                                                     35                30
                                                                                    --------          --------
        Total shareholders' equity                                                    23,226             3,960
                                                                                    --------          --------
                                                                                    $ 65,696          $ 45,526
                                                                                    --------          --------
                                                                                    --------          --------


(1) The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                             See accompanying notes.

                                   RADIUS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share data; unaudited)

                                                                               THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                              --------------------

                                                                               1996           1995
                                                                               ----           ----
Sales                                                                          $10,802        $32,652
Commissions and royalties                                                        1,295              -
                                                                               -------        -------
          Total net sales                                                       12,097        $32,652
Cost of sales                                                                    7,026         28,607
                                                                               -------        -------
     Gross profit                                                                5,071          4,045
                                                                               -------        -------

Operating expenses:
     Research and development                                                      904          3,630
     Selling, general and administrative                                         4,098          9,961
                                                                               -------        -------
     Total operating expenses                                                    5,002         13,591
                                                                               -------        -------

Income (loss) from operations                                                       69         (9,546)

Other income (expense), net                                                         (5)         1,137
Interest expense                                                                  (737)        (1,183)
                                                                               -------        -------

Loss before income taxes                                                          (673)        (9,592)

Provision  for income taxes                                                        121            191
                                                                               -------        -------
Net loss                                                                       $  (794)       $ (9,783)
                                                                               -------        -------
                                                                               -------        -------

Preferred stock dividend                                                            75              -

Net loss applicable to common shareholders                                     $  (869)       $ (9,783)
                                                                               -------        -------
                                                                               -------        -------

Loss per share:

Net loss per share applicable to common shareholders                           $ (0.02)       $ (0.57)
                                                                               -------        -------
                                                                               -------        -------

Common shares used in computing net loss per share                              54,660         17,248
                                                                               -------        -------
                                                                               -------        -------

                              See accompanying notes.

                                    RADIUS INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (in thousands, unaudited)


                                                                               THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                              --------------------

                                                                               1996           1995
                                                                             --------       -------
Cash flows from operating activities:
   Net loss                                                                  $   (794)      $ (9,783)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                302            654
     (Increase) decrease in assets:
       Accounts receivable                                                     (2,699)       36,305
       Inventories                                                              1,150         2,507
       Prepaid expenses and other current assets                                  (21)       (9,755)
       Income tax receivable                                                        -             2
     Increase (decrease) in liabilities:
       Accounts payable                                                           (58)      (30,212)
       Accrued payroll and related expenses                                      (592)          268
       Accrued warranty costs                                                      19          (660)
       Other accrued liabilities                                                 (132)         (689)
       Accrued restructuring costs                                                (16)          (33)
       Accrued income taxes                                                       142           (29)
                                                                             --------      ---------
       Total adjustments                                                       (1,905)       (1,642)
                                                                             --------      ---------
         Net cash used in operating activities                                 (2,699)      (11,425)

Cash flows from investing activities:
     Capital expenditures                                                         (50)         (195)
     Deposits and other assets                                                      -             5
                                                                             --------      ---------
         Net cash used in investing activities                                    (50)         (190)

Cash flows from financing activities:
     Short-term borrowings, net                                                 1,913        14,306
     Principal payments of long-term debt and capital leases                     (372)         (470)
     Issuance of common stock                                                      32             9
                                                                             --------      ---------
         Net cash provided by  financing activities                             1,573        13,845
                                                                             --------      ---------
Net increase (decrease) in cash and cash equivalents                           (1,176)        2,230
Cash and cash equivalents, beginning of period                                  2,974         4,760
                                                                             --------      ---------
Cash and cash equivalents, end of period                                        1,798       $ 6,990
                                                                             --------      ---------
                                                                             --------      ---------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest paid                                                           $    715       $    934
                                                                             --------      ---------
                                                                             --------      ---------
     Income taxes paid                                                       $     55       $    218
                                                                             --------      ---------
                                                                             --------      ---------
   Non-cash financing activity:
     Dividend to be paid in stock                                            $     75       $      -
                                                                             --------      ---------
                                                                             --------      ---------


                                  RADIUS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Radius Inc. ("Radius" or the "Company") as of December 31, 1996 and for the three months ended December 31, 1996 and 1995 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

NOTE 2.  INVENTORIES

Inventories, stated at the lower of cost or market, consist of (in thousands):

                                              DECEMBER 31,      SEPTEMBER 30,
                                                 1996               1996
                                              -----------       -------------
                                              (unaudited)

     Raw materials                             $      5          $    124
     Work in process                              3,159             4,488
     Finished goods                               8,538             8,240
                                              ---------         ---------
                                               $ 11,702          $ 12,852
                                              ---------         ---------
                                              ---------         ---------

NOTE 3.  COMMITMENTS AND CONTINGENCIES

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

The Company has filed an answer denying all material allegations, and has filed counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI's motion to dismiss or sever the Company's amended counterclaims was granted in part and the ruling permitted the Company to file an amended counterclaim for antitrust violations. The Company has filed an amended antitrust claim. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it may have indemnification rights with respect to EFI's claims. A motion for summary judgment based on these indemnification rights was filed, and the court granted this motion finding the Company immune from suit under the patent after February 22, 1995. The Company expects to vigorously defend the remaining claims of EFI and to vigorously prosecute the claims it has asserted against EFI. In the opinion of management, based on the facts known at this time, although the eventual outcome of this case is unlikely to have a material adverse effect on the results of operations or financial position of the Company, the costs of defense, regardless of outcome, may have a material adverse effect on the results of operations or financial position of the Company. In addition, in connection with the divestiture of its Color Server Group, the Company has certain indemnification obligations for which approximately $2.4 million remains held in escrow to secure such obligations in the event that the purchaser suffers any losses resulting from such litigation.

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

The Company was served with the Shapiro complaint on August 22, 1995 and was served with the Maizes complaint on January 5, 1996. Defendants' petition to the California State Judicial Council to coordinate the Shapiro case with similar cases brought in other California jurisdictions was granted in part and it is anticipated that the coordinated proceedings will be held in Superior Court of California, San Francisco County. An amended consolidated complaint was filed on March 26, 1996. Discovery proceedings are scheduled to begin. The Company believes it has meritorious defenses to the plaintiffs' claims and is defending them vigorously. Extended settlement discussions began in connection with a successful demurrer in the California case. Such discussions have been complicated by the refusal of a small number of the defendants to participate in the proposed settlement and a preliminary settlement of both cases is anticipated soon. In the opinion of management, based on the facts known at this time, the eventual outcome of these cases may have a material adverse effect on the results of operations or financial position of the Company in the financial period in which they are resolved. In addition, whether or not the eventual outcomes of these cases have a material adverse effect on the results of operations or financial condition of the Company, the costs of defense, regardless of outcome, may have a material adverse effect on the results of operations and financial condition of the Company.

(c) On April 17, 1996, the Company was served with a complaint filed by Colorox Corporation ("Colorox"), in the Circuit Court of the State of Oregon, County of Multnomah, case no. 9604-02481, which alleges that the Company breached an alleged oral contract to sell its dye sublimation printer business to Colorox for $200,000, and seeks both specific performance of the alleged contract and alleged damages of $2.5 million. The Company believes it has meritorious defenses to the plaintiff's claims and intends to defend them vigorously. Nevertheless, the costs of defense, regardless of outcome, could have an adverse effect on the results of operations and financial condition of the Company. On February 4, 1997, the Company agreed to settle this lawsuit on terms management considers less than material.

(d) The Company is involved in a number of other judicial and administrative proceedings incidental to its business. The Company intends to defend such lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of such cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. In addition, the costs of defense, regardless of the outcome, could have a material adverse effect on the results of operations and financial condition of the Company.

NOTE 4.  INVESTMENT IN SPLASH TECHNOLOGY HOLDINGS, INC.

In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. ("Splash"), a corporation formed by various investment entities associated with Summit Partners. In fiscal 1996, the Company received approximately $21.0 million in cash and an additional $2.4 million is being maintained in escrow to secure certain indemnification obligations. The Company also received 4,282 shares of Splash's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock were converted into shares of Splash's common stock in connection with the initial public offering of Splash. In June 1996, the Company granted IBM Credit, its secured lender, an option to purchase 428 shares of Series B Preferred (now Splash Common Stock) in connection with the restructuring of the terms of its loan agreement with IBM Credit. These shares of Splash Common Stock have been pledged to IBM Credit. IBM Credit has not exercised its option.

On October 8, 1996, Splash completed its initial public offering of common stock which reduced the Company's ownership position to approximately
14.6 percent. Consequently, the investment which will be available for sale, subject to certain market trading restrictions, approximating 1.7 million shares, is accounted for in accordance with FASB 115. The unrealized gain of $39.2 million based upon the closing price of $22.50 per share on December 27, 1996 is recorded, net of deferred taxes, as a component of shareholders' equity at December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All assumptions, anticipations, and expectations contained herein are forward-looking statements that involve uncertainty and risk. Actual results could differ materially from those projected in such forward-looking statements and there are certain important factors that could cause results to differ materially from those in the forward-looking statements. Among such important factors are: (i) the ability of Radius to generate sufficient cash from operations to finance its working capital needs and to generate sufficient income to repay its indebtedness to IBM Credit in a timely manner; (ii) the value of the Company's holdings in Splash and the Company's ability to timely dispose of such holdings on favorable terms; (iii) the Company's ability to attract and retain key personnel, particularly in light of its financial condition; (iv) the Company's ability to successfully compete against Apple Computer and other competitors; (v) the continued acceptance of Macintosh computers for use by the color publishing and multimedia markets; (vi) the Company's ability to successfully develop and market products for, and the acceptance of the Company's products by, the video editing industry; (vii) the continued willingness of third party manufacturers and suppliers to assemble and/or supply components for the Company's products, particularly in light of the Company's financial condition; (viii) the ability of the Company's exclusive distributors in Europe and Japan to increase sales of the Company's products and
(ix) the Company's ability to develop new products and improve on existing products, particularly in light of its significantly reduced research and development budgets.

Each forward-looking statement should be read in conjunction with the entire consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report, with the information contained in Item 2, including, but not limited to, "- Certain Factors That May Affect Future Results," and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, including, but not limited to, "Management's Discussion and Analysis of Financial Condition -- Certain Factors That May Affect the Company's Future Results of Operations."

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).


                                             THREE MONTHS ENDED DECEMBER 31,
                                            ---------------------------------
                                                 1996              1995
                                              ----------        ----------
     Net sales                                   100.0%            100.0%
     Cost of sales                                58.1              87.6
                                              ---------          --------
          Gross profit                            41.9              12.4
                                              ---------          --------
     Operating expenses:
          Research and development                 7.5              11.1
          Selling, general and administrative     33.9              30.5
                                              ---------          --------
               Total operating expenses           41.4              41.6
                                              ---------          --------
     Income (loss) from operations                 0.5             (29.2)
     Other income (expense), net                   0.0               3.5
     Interest expense                             (6.1)             (3.6)
                                              ---------          --------
     Loss before income taxes                     (5.6)            (29.4)
                                              ---------          --------

     Provision  for income taxes                   1.0               0.6
                                              ---------          --------

     Net loss                                     (6.6)%           (30.0)%
                                              ---------          --------
                                              ---------          --------

NET SALES

The Company's net sales decreased 63.0% to $12.1 million in the first quarter of fiscal 1997 from $32.7 million for the same quarter in fiscal 1996. This decline was primarily due to the sale by the Company of its Color Server Group and as a result of entering into exclusive distributor arrangements for Japan and Europe effective April 1, 1996 and July 1, 1996, respectively, which relationships provide for the Company to recognize as net sales, a percentage of the sales price of each product sold by those distributors as compared to the entire sales price of the product which was formerly recognized by the Company as net sales prior to the appointment of these distributors. In the first quarter of fiscal 1997, the Company recorded approximately $1.2 million of commissions and royalties. As a result of the sale of the Color Server Group (as described more fully in "Management's Discussion and Analysis of Financial Condition --Certain
Factors That May Affect the Company's Future Results of Operations" and "--Business Divestitures"), the Company has recorded no revenue from sales of color server products since the second quarter of its 1996 fiscal year. The Company recorded sales from its color server products of approximately $7.0 million for the first quarter of its 1996 fiscal year.

One customer, Ingram Micro, accounted for 81.5% and 37.5% of the Company's net sales for the first quarter of fiscal 1997 and 1996, respectively.

The Company's export sales decreased to 10.9% of net sales in first quarter of fiscal 1997 from 63.4% of net sales in the same quarter of fiscal 1996 primarily as a result of the exclusive distributor relationships for Japan and Europe. The Company now earns commissions on any sales to such regions and therefore will only recognize as net sales a portion of the sales price of any product sold through such distributor arrangements as compared with recognizing the entire sales price of the products sold under its prior arrangements. Even if sales for such regions increase or remain similar to historic levels, the Company would recognize a lesser amount of net sales for such regions as compared to historic levels. Accordingly, the Company anticipates a decline in the percentage of net sales attributable to the Asia-Pacific and European sales regions and, as described above, the Company could also experience a decline in the dollar amount of net sales attributable to such regions. Export sales are also subject to the normal risks associated with doing business in foreign countries such as longer payment cycles, greater difficulties in accounts receivable collection, export controls and other government regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States.

GROSS PROFIT

The Company's gross profit margin was 41.9% and 12.4% for the first quarters of fiscal 1997 and 1996, respectively. The increase in gross margin was primarily due to the Company's focus on higher margin products and continuing efforts to reduce product costs and controlling expenses.

The Company anticipates continued price reductions and margin pressure within its industry. The Company is responding to these trends by focusing on higher margin products, taking further steps to reduce product costs and controlling expenses. There can be no assurance that the Company's gross margins will remain at current levels for subsequent quarters or for the entire fiscal year.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $0.9 million or 7.5% of net sales in the first quarter of fiscal 1997 from $3.6 million or 11.1% of net sales in the same quarter of fiscal 1996. The Company decreased its research and development expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures. Although the Company expects research and development expenses to increase gradually over time, the Company does not expect research and development expenses to approach historical levels. The Company's ability to introduce new products or to compete successfully could be adversely affected if it is unable to increase its research and development efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $4.1 million or 33.9% of net sales in the first quarter of fiscal 1997 from $10.0 million or 30.5% of net sales in the same quarter of fiscal 1996. The Company decreased its selling, general and administrative expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures The increase in selling, general and administrative expenses expressed as a percentage of net sales was primarily attributed to the decrease in net sales and the Company's refocusing on higher-end products, rather than high-volume lower-margin products.

OTHER INCOME (EXPENSE), NET

There was no other income recorded in the first quarter of fiscal 1997. Other income of $1.1 million in the first quarter of fiscal 1996 resulted from income of approximately $1.5 million from the Company's sale of its monochrome display monitor business partially offset by other miscellaneous expenses.

INTEREST EXPENSE

Interest expense was $0.7 million in the first quarter of fiscal 1997 as compared to $1.2 million in the same period of fiscal 1996. This decrease was due to lower average interest rates on lower average borrowings.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision of $121,000 for the first quarter of fiscal 1997 as compared to a provision for taxes for the first quarter of fiscal 1996 of $191,000. The tax provision is primarily comprised of state and foreign taxes.

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

As a result of the issuance of Common Stock and Series A Convertible Preferred Stock in exchange for accounts payable and other liabilities of the Company in September 1996, the Company experienced a "change in ownership" as defined under
Section 382 of the Internal Revenue Code. Accordingly, utilization of net operating loss and tax credit carryforwards will be subject to an approximately $2.0 million annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (and similar state provisions), except under limited circumstances. This limitation will result in the expiration of all of the tax credit carryforwards and a substantial portion of the net operating loss carryforwards before they may be utilized.

NET LOSS

As a result of the above factors, the Company had a net loss of $0.8 million for the first quarter of fiscal 1997, as compared to a net loss of $9.8 million for the same period in fiscal 1996.


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

As of December 31, 1996, the Company had issued 836,674 shares of its Common Stock due to the settlements and 99,630 shares remained to be issued.

FINANCIAL CONDITION

The Company's cash decreased approximately $1.2 million in the first quarter of fiscal 1997 to $1.8 million at December 31, 1996 as compared to the ending balance at September 30, 1996. This decrease was primarily due to interest payments associated with the Company's indebtedness with IBM Credit.

The Company also holds securities in Splash, Portrait Display Labs ("PDL") and UMAX Computer Corporation ("UMAX"), which have been pledged to IBM Credit. Splash became a public company on October 9, 1996, however, these securities are "restricted securities" under Rule 144 promulgated under the Securities Act and will become available for sale in January 1998, subject to certain volume, manner of sale, notice and availability of public information requirements of such rule. However, the Company also will have certain registration rights with respect to those securities commencing in April 1997. Because PDL and UMAX are private companies, there is no market for such securities and there can be no assurance that one will develop in the future. In addition, as described under "-- Business Divestitures -- Color Server Group Divestiture," the Company will be required to sell its securities in Splash over no longer than a three year period ending October 9, 1999 if amounts are outstanding under the loan with IBM Credit.

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

The Company's principal source(s) of liquidity currently are cash generated by operations, if any, and an up to $5.0 million working line of credit provided by IBM Credit pursuant to the terms of the restructured loan with IBM Credit. This working line of credit is not expected to provide the Company with a significant source of liquidity for the foreseeable future. Accordingly, for the immediate future, the Company intends to finance its working capital needs through cash generated from operations, if any. As described above, the Company has minority ownership interests in Splash, UMAX and PDL. The Company has certain registration rights with respect to the shares of Common Stock of Splash owned by it and, as a result, the shares of Common Stock of Splash could, if the market price of the Common Stock of Splash does not decline, provide the Company with an additional source of liquidity in the future provided that the restructured loan from IBM Credit is first repaid with any proceeds from the sale of the Splash Common Stock and that the Company's Series A Convertible Preferred Stock has either been redeemed or converted into Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Need for Additional Financing; Loan Restrictions."

In connection with the debt for equity exchange which was consummated in September 1996, (the "Plan"), IBM Credit received 750,000 shares of the Company's Series A Convertible Preferred Stock and warrants to purchase 600,000 shares of Common Stock in consideration of the cancellation of $3.0 million of indebtedness to IBM Credit and for an additional advance of $470,000. In addition, IBM Credit has restructured the terms of the Company's remaining approximately $23.4 million indebtedness into a working line of credit and a term loan. The Company has an up to $5.0 million working line of credit and IBM Credit will extend advances under this line of credit in an amount not to exceed the borrowing base (which is defined as (i) the lesser of 10% of the gross value of eligible inventory or $500,000; plus
(ii) 80% of the Company's eligible domestic accounts receivable; plus (iii) the lesser of 50% of the gross value of certain eligible Japanese and European accounts receivable or $500,000). The $470,000 advanced by IBM Credit pursuant to the Plan is included in this working line of credit but will not be included in the calculation of the borrowing base. The initial amount of indebtedness outstanding under this line of credit at September 30, 1996 was $1.5 million. The remaining $21.9 million balance of the Company's indebtedness to IBM Credit has been converted to a four-year term loan. As of December 31, 1996, amounts outstanding under this line of credit and term loan were $3.8 million and $21.9 million, respectively, which had weighted interest rates of 10.5% and 11.5%, respectively. Principal on such term loan will be repaid on a mandatory prepayment schedule. The restructured loan with IBM Credit is subject to mandatory prepayment as follows: (i) upon the disposition of any assets of the Company outside of the ordinary course of business, all net proceeds to the Company must be applied towards the Company's obligations under the loan; (ii) upon the closing of any financing, 10% of the proceeds must be applied towards the Company's obligations under the loan; (iii) upon the thirtieth day following the end of each fiscal quarter, an amount of no less than 50% of operating cash flow for such prior fiscal quarter must be applied towards the Company's obligations under the loan; and (iv) upon the receipt of any other amounts other than sales of inventory or used or obsolete equipment in the ordinary course of business, and not otherwise described in the preceding clause (i) - (iii), all of such amounts must be applied towards the Company's obligations under the loan. If the Company's obligations under the term loan, as well as finance charges and amounts outstanding in excess of the "borrowing base" (described above) under the working line of credit, are repaid, IBM Credit can require such proceeds to be applied towards a redemption of the Series A Convertible Preferred Stock. In addition, the Company is required to deposit its revenues in accounts controlled by IBM Credit. At any time, regardless of whether the Company is in default of its obligations to IBM Credit, IBM Credit is permitted to apply these amounts towards the repayment of any of the Company's obligations to IBM Credit. As a result of IBM Credit's control over the Company's cash flow and these prepayment and redemption provisions, together with the other terms and covenants of the restructured loan agreement, the Company's ability to generate working capital or to undertake a variety of other merger, disposition or financing activities will be substantially restricted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Need for Additional Financing; Loan Restrictions."

As a result of IBM's control over the Company's cash flow and these restrictions on the Company's excess cash flow, the Company anticipates that it will not have significant cash available for expenditures other than for its ordinary course of business operating expenses, which will be significantly lower than historical amounts. In the event the Company were unable to generate sufficient net sales or if the Company incurs unforeseen operating expenses, it may not be able to meet its operating expenses without additional financing or a restructuring of its loan agreements with IBM Credit. In the event that the Company desired to acquire any strategic technologies or businesses, it would probably be unable to do so without obtaining additional financing or the consent of IBM Credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Need for Additional Financing; Loan Restrictions."

Because of the Company's loss for the first quarter of fiscal 1997, the Company failed to comply with several financial covenants of its restructured loan agreement with IBM Credit (specifically, revenues to working capital ratio, net profits to revenues ratio and working capital). The Company obtained a waiver from IBM Credit of this noncompliance. There can be no assurance that IBM Credit will grant any additional waivers in the event that the Company fails to comply with these financial covenants in the future.

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

At December 31, 1996, the Company's principal commitments consisted of obligations under its restructured loan agreement with IBM Credit and its obligations under building and capital leases. See Notes 2 and 3 to Consolidated Financial Statements on Form 10-K for year ended September 30, 1996. The Company is also a party to various litigation proceedings, the costs of defending which or the outcome of which could adversely affect the Company's liquidity. See " -- Legal Proceedings."

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

The Company believes it has sufficient funds to finance its operations for the remaining fiscal year. However, the level of operations which it believes will be able to sustain for the next 9 months will be significantly lower than historical periods, particularly in the research and development, sales and marketing and general administrative areas. Additional funds will be needed to finance the Company's operations, product development plans and for other purposes if the Company's operating expenses are higher than anticipated. During fiscal 1997, additional financing will also be required if the Company desires to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. While the Company plans to generate cash by divesting certain liquid assets and is investigating possible financing opportunities, there can be no assurance that additional financing will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results of operations.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

CONTINUING OPERATING LOSSES

Although the Company achieved a small amount of operating income for the first quarter, the Company experienced operating losses in each of its prior four fiscal years. In the future, the Company's ability to achieve and subsequently sustain profitable operations will depend upon a number of factors, including the Company's ability to control costs; the Company's ability to service its outstanding indebtedness to IBM Credit; the Company's ability to realize appreciation in minority ownership interests in Splash and other investments; the Company's ability to generate sufficient cash from operations or obtain additional funds to fund its operating expenses; the Company's ability to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; the commercial acceptance of Apple computers and the MacOS and the rate and mix of Apple computers and related products sold; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; and other factors. The Company has faced and expects to continue to face increased competition in graphic cards as a result of Apple's transition of its product line to the PCI Bus. For these and other reasons, there can be no assurance that the Company will be able to achieve or subsequently maintain profitability in the near term, if at all.

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

As of December 31, 1996, the Company was not in compliance with all of the financial covenants under the restructured loan agreement (specifically, net profit to revenue ratio and interest coverage ratio) however, IBM Credit has waived such defaults. There can be no assurance that IBM Credit will grant additional waivers in future periods in the event the Company is not in compliance with such covenants. See Note 2 to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

The restructured loan may also limit the Company's ability to respond to changing business and economic conditions, insofar as such conditions may affect the financial condition and financing requirements of the Company. If the Company is unable to generate sufficient cash flows from operations in the future, it may be required to refinance all or a portion of its existing indebtedness to IBM Credit (which indebtedness can be repaid without prepayment penalties) or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to the Company. See "--Financial Condition."

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

Such stock price volatility for the Common Stock has in the past provoked securities litigation, and future volatility could provoke litigation in the future that could divert substantial management resources and have an adverse effect on the Company's results of operations. See "--Litigation Settlement."

DEPENDENCE ON AND COMPETITION WITH APPLE

Historically, substantially all of the Company's products have been designed for and sold to users of Apple computers, and it is expected that sales of products relating to such computers will continue to represent substantially all of the Company's product sales for the foreseeable future. The Company's operating results would be adversely affected if Apple should continue to lose market share, if Macintosh sales were to decline further or if other developments were to adversely affect Apple's business.
Furthermore, any difficulty that may be experienced by Apple in the development, manufacturing, marketing or sale of its computers, or other disruptions to, or uncertainty in the market regarding, Apple's business, resulting from these or other factors could result in reduced demand for Apple computers, which in turn could materially and adversely affect sales of the Company's products. Recently, Apple has announced large losses, management changes, headcount reductions, and other significant events which have led or could lead to uncertainty in the market regarding Apple's business and products. In addition, news reports indicating that Apple may be or may have been the target of merger, acquisition, or takeover negotiations, have led or could lead to uncertainty in the market regarding Apple's business and products.

As software applications for the color publishing and multimedia markets become more available on platforms other than Macintosh, it is likely that these other platforms will continue to gain acceptance in these markets. For example, newer versions of the Microsoft Windows operating system support high performance graphics and video applications similar to those offered on the Macintosh. There is a risk that this trend will reduce the support given to Macintosh products by third party developers and could substantially reduce demand for Macintosh products and peripherals in the Company's target markets over the long term.

A number of the Company's products compete with products marketed by Apple. As a competitor of the Company, Apple could in the future take steps to hinder the Company's development of compatible products and slow sales of the Company's products. The Company's business is based in part on supplying products that meet the needs of high-end customers that are not fully met by Apple's products. As Apple improves its products or bundles additional hardware or software into its computers, the potential market for Radius products that provide those capabilities will be reduced. For example, the Company believes that the on-board performance capabilities included in Macintosh Power PC products have reduced and continue to reduce overall sales for the Company's graphics cards. In the past, the Company has developed new products as Apple's progress has rendered existing Company products obsolete. However, in light of the Company's current financial condition and reduced research and development expenditures there can be no assurance that the Company will continue to develop new products on a timely basis or that any such products will be successful. In order to develop products for the Macintosh on a timely basis, the Company depends upon access to advance information concerning new Macintosh products. A decision by Apple to cease sharing advance product information with the Company would adversely affect the Company's business.

New products anticipated from and introduced by Apple could cause customers to defer or alter buying decisions due to uncertainty in the marketplace, as well as presenting additional direct competition for the Company. For example, the Company believes that Apple's transition during 1994 to Power PC products caused delays and uncertainties in the marketplace and had the effect of reducing demand for the Company's products. In addition, sales of the Company's products have been adversely affected by Apple's restructuring of its entire product line from Nubus-based to PCI Bus-based computers. In the past, transitions in Apple's products have been accompanied by shortages in those products and in key components for them, leading to a slowdown in sales of those products and in the development and sale by the Company of compatible products. In addition, it is possible that the introduction of new Apple products with improved performance capabilities may create uncertainties in the market concerning the need for the performance enhancements provided by the Company's products and could reduce demand for such products.

COMPETITION

The markets for the Company's products are highly competitive, and the Company expects competition to intensify. Many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company believes that its ability to compete will depend on a number of factors, including the amount of financial resources available to the Company, its ability to repay its indebtedness to IBM Credit, success and timing of new product developments by the Company and its competitors, product performance, price and quality, breadth of distribution, customer support and its ability to attract and retain key personnel, particularly in light of the Company's financial condition. There can be no assurance that the Company will be able to compete successfully with respect to these factors. In addition, the introduction of lower priced competitive products could result in price reductions that would adversely affect the Company's results of operations.

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

TECHNOLOGICAL CHANGE; CONTINUING NEED TO DEVELOP NEW PRODUCTS

The personal computer industry in general, and color publishing and video applications within the industry, are characterized by rapidly changing technology, often resulting in short product life cycles and rapid price declines. The Company believes that its success will be highly dependent on its ability to develop innovative and cost-competitive new products and to bring them to the marketplace in a timely manner. Should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. Technological innovation is particularly important for the Company, since its business is based on its ability to provide functionality and features not included in Apple's products. As Apple introduces new products with increased functionality and features, the Company's business will be adversely affected unless it develops new products that provide advantages over Apple's latest offerings. As a result of the Company's financial condition, it has had to significantly reduce its research and development expenditures. For the first quarter of fiscal 1997, the Company spent approximately $904,000 on research and development as compared with approximately $3.6 million for the first quarter of fiscal 1996. Furthermore, as described in "-- Need for Additional Financing; Loan Restrictions," the terms of the restructured loan with IBM Credit will restrict the Company's ability to fund its working capital needs and, as a result, the ability of the Company to maintain historical levels of research and development expenditures which could adversely affect its ability to develop new products. Continued reduction in the available cash resources of the Company could result in the interruption or cancellation of research and product development efforts which would have a material adverse effect on the business, operating results and financial condition of the Company.

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

INTERNATIONAL SALES

Prior to the second fiscal quarter of 1996, the Company's international sales were primarily made through distributors and the Company's subsidiary in Japan. Effective April 1, and July 1, 1996 the Company appointed an exclusive distributor for Japan and Europe, respectively. The Company expects that international sales, particularly sales to Japan, will represent a significant portion of its business activity and that it will be subject to the normal risks of international sales such as currency fluctuations, longer payment cycles, export controls and other governmental regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. In addition, demand for the Company's products in Japan has been affected by the transition of its Japanese sales and marketing efforts from Radius' subsidiary to a distributor. In addition, as a result of its new exclusive distributor arrangements with respect to Europe and Japan, the Company will only recognize as net revenue the amount of the commission received from sale of its products as compared with the entire sales price of the product sold. Accordingly, revenues attributable to such regions could be significantly less than prior periods even though demand for the Company's products may remain constant. Furthermore, a reduction in sales efforts or financial viability of this distributor could adversely affect the Company's net sales and its ability to provide service and support to Japanese customers. Additionally, fluctuations in exchange rates could affect demand for the Company's products. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, the Company's business, operating results and financial condition could be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, product development and operational personnel and the Company's ability to retain and continue to attract highly skilled personnel. The Company does not carry any key person life insurance with respect to any of its personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain qualified employees.
Many members of the Company's management have departed within the past year, including its former Chief Financial Officer and three other Vice Presidents, and the Company has also had substantial layoffs and other employee departures. The Company's current Chief Financial Officer has announced her resignation, which is effective April 1, 1997. Because of the Company's financial difficulties, it has become increasingly difficult for it to hire new employees and retain key management and current employees. Moreover, because voting control of the Company rests in the hands of the Company's former creditors, such persons could, if acting together, effectuate changes in Board composition or management.

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

CONTROL BY CREDITORS

After the consummation of the Plan, the Company's unsecured creditors and IBM Credit owned in the aggregate approximately 69.7% of the voting power of the Company (assuming exercise of all available options, such creditors would own approximately 67% of the voting power of the Company). IBM Credit owns approximately 9.2% of the Company's voting power and the Committee Members own approximately 38.6% of the voting power of the Company. After the consummation of the Plan, the Company's four largest unsecured creditors, SCI Technology, Inc., Mitsubishi Electronics, Hamilton Hallmark/Avnet Co. and Manufacturers Services Limited, Inc. owned approximately 16.2%, 6.7%, 5.3% and 2.9%, respectively, of the voting power of the Company after the consummation of the Plan. All of the Company's creditors acting together would have voting control of the management and direction of the Company and could also impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company. The Committee Members have acted cooperatively with respect to the negotiation of the Plan, and the Company expects such creditors to continue to act cooperatively with respect to their ownership of the Company's securities.

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

In addition, the Company is required to pay (on a quarterly basis) an annual dividend of $300,000 (or $0.40 per share) on the Series A Convertible Preferred Stock. This dividend may be paid in cash or Common Stock of the Company. Depending upon its financial position on any dividend payment date, such dividends may be paid in the form of shares of Common Stock instead of cash. In the event such dividend is fully paid in shares of Common Stock, a number of shares having a market value of up to $75,000, the amount of such quarterly dividend, will be issued each quarter. Based on the closing price of $0.50 per share on December 30, 1996, an additional 150,000 shares could be issuable as a dividend on the Series A Convertible Preferred Stock at the end of each quarter. The Company has registered under the Act, Common Stock having a market value of $600,000 (representing the first eight quarterly dividend payments) in the event that such dividend is paid in Common Stock. Such shares will be freely tradable. Subsequent dividends in the form of shares of Common Stock will be subject to the provisions of Rule 144, including the holding period requirements.

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

POSSIBLE DELISTING OF COMMON STOCK FROM NASDAQ SMALLCAP MARKET
The Company's Common Stock is listed on the Nasdaq SmallCap Market pursuant to an agreement with the NASD which requires that the Company comply with the continued listing requirements for the Nasdaq SmallCap Market. Failure to meet the continued listing requirements in the future would subject the Common Stock to delisting. As described under "Business -- Recent Developments -- Nasdaq National Market Delisting," in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, the Common Stock could be delisted from the Nasdaq SmallCap Market if the Company fails to maintain capital and surplus of $1.0 million or, if the trading price of the Common Stock remains below $1.00 per share, the Company will be required to maintain capital and surplus of $2.0 million. Because of the substantial losses experienced by the Company for fiscal 1996, any significant loss experienced in a subsequent quarter could cause the Company to have insufficient capital and surplus for continued listing on the Nasdaq SmallCap Market. Because of the substantial increase in the number of tradable shares of Common Stock, there could be continued downward pressure on the trading price of the Common Stock (which has not traded over $1.00 per share for the entire month of December), which makes it less likely that the Company will meet the minimum bid price requirement for the Nasdaq SmallCap Market and, as a result, the Company would need to maintain capital and surplus of $2.0 million. Furthermore under the proposed new continued listing requirements of the Nasdaq National Market and the Nasdaq SmallCap Market, any securities with a trading price of less than $1.00 per share would become subject to delisting, regardless of capital and surplus. If the Company's Common Stock is delisted, there can be no assurance that the Company will meet the requirements for initial inclusion in the future, particularly the current $3.00 minimum per share bid requirement. Trading, if any, in the listed securities after delisting would be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets." As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

The Company has filed an answer denying all material allegations, and has filed counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI's motion to dismiss or sever the Company's amended counterclaims was granted in part and the ruling permitted the Company to file an amended counterclaim for antitrust violations. The Company has filed an amended antitrust claim. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it may have indemnification rights with respect to EFI's claims. A motion for summary judgment based on these indemnification rights was filed, and the court granted this motion finding the Company immune from suit under the patent after February 22, 1995. The Company expects to vigorously defend the remaining claims of EFI and to vigorously prosecute the claims it has asserted against EFI. In the opinion of management, based on the facts known at this time, although the eventual outcome of this case is unlikely to have a material adverse effect on the results of operations or financial position of the Company, the costs of defense, regardless of outcome, may have a material adverse effect on the results of operations or financial position of the Company. In addition, in connection with the divestiture of its Color Server Group, the Company has certain indemnification obligations for which approximately $2.4 million remains held in escrow to secure such obligations in the event that the purchaser suffers any losses resulting from such litigation.

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

The Company was served with the Shapiro complaint on August 22, 1995 and was served with the Maizes complaint on January 5, 1996. Defendants' petition to the California State Judicial Council to coordinate the Shapiro case with similar cases brought in other California jurisdictions was granted in part and it is anticipated that the coordinated proceedings will be held in Superior Court of California, San Francisco County. An amended consolidated complaint was filed on March 26, 1996. Discovery proceedings are scheduled to begin. The Company believes it has meritorious defenses to the plaintiffs' claims and is defending them vigorously. Extended settlement discussions began in connection with a successful demurrer in the California case. Such discussions have been complicated by the refusal of a small number of the defendants to participate in the proposed settlement and a preliminary settlement of both cases is anticipated soon. In the opinion of management, based on the facts known at this time, the eventual outcome of these cases may have a material adverse effect on the results of operations or financial position of the Company in the financial period in which they are resolved. In addition, whether or not the eventual outcomes of these cases have a material adverse effect on the results of operations or financial condition of the Company, the costs of defense, regardless of outcome, may have a material adverse effect on the results of operations and financial condition of the Company.

(c) On April 17, 1996, the Company was served with a complaint filed by Colorox Corporation ("Colorox"), in the Circuit Court of the State of Oregon, County of Multnomah, case no. 9604-02481, which alleged that the Company breached an alleged oral contract to sell its dye sublimation printer business to Colorox for $200,000, and this complaint sought both specific performance of the alleged contract and alleged damages of $2.5 million. On February 4, 1997, the Company agreed to settle this lawsuit on terms management believes will not have a material effect on the business, results of operations or financial condition of the Company.

(d) The Company is involved in a number of other judicial and administrative proceedings incidental to its business. The Company intends to defend such lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of such cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. In addition, the costs of defense --regardless of the outcome -- could have a material adverse effect on the business, results of operations and financial condition of the Company.

ITEM 5. OTHER INFORMATION

On January 31, 1997, Henry V. ("Hank") Morgan agreed to join the Company as Chief Financial Officer and Senior Vice President, Finance and Administration. The Company expects Mr. Morgan to begin work on February 24, 1997. During 1995 and 1996, Mr. Morgan was Chief Financial Officer of Connect, Inc. - Mountain View, California, an Internet-based interactive commerce applications software company. From 1989 through 1994, Mr. Morgan was Chief Financial Officer of Logitech International, S.A., a computer mouse manufacturer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

The following exhibits are filed with this Quarterly Report:

10.01 Employment Agreement by and between Registrant and Mark Housley dated December 20, 1996.

11.01     Computation of per share earnings.

27.01     Financial Data Schedule (EDGAR version only).

(b)  Reports on Form 8-K
     -------------------

On December 5, 1996 an optional report pursuant to Item 5 of Form 8-K was filed by the Company for the purpose of making available certain financial data. The Company's Unaudited Consolidated Statement of Operations for the twelve months ended September 30, 1996 was filed therewith.




                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 10, 1997              RADIUS INC.




                                       By:/s/
                                          ----------------------------
                                           Cherrie L. Fosco
                                           Chief Financial Officer