Form 10-Q
period 1997-03-29
RADIUS INC
filed 1997-05-13
CIK 805574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997.

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

                                    YES     NO   X
                                       ----   -----

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON MAY 12, 1997 WAS 54,939,948.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     RADIUS INC.

                                       INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements

        Consolidated Balance Sheets at March 31, 1997
         and September 30, 1996                                              3

        Consolidated Statements of Operations for the Three
         and Six Months Ended March 31, 1997 and 1996                        4

        Consolidated Statements of Cash Flows for the Six Months
         Ended March 31, 1997 and 1996                                       5

        Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 5.  Other Information                                                  18

Item 6.  Exhibits and Reports on Form 8-K                                   19


SIGNATURES                                                                  19

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                     RADIUS INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)


                                                                        MARCH 31,         SEPTEMBER 30,
                                                                         1997               1996 (1)
                                                                        ---------         -------------
                                                                       (unaudited)

ASSETS:
Current assets:
  Cash                                                                $   1,408           $   2,974
  Accounts receivable, net                                               11,612               8,123
  Inventories                                                             4,526              12,852
  Investment in Splash Technology Holdings, Inc. - current portion       17,235                   -
  Prepaid expenses and other current assets                                 400                 366
  Income tax receivable                                                       -                 514
                                                                      ---------           ---------
        Total current assets                                             35,181              24,829
  Investment in Splash Technology Holdings, Inc. - noncurrent portion    21,940              19,152
  Property and equipment, net                                               969               1,495
  Deposits and other assets                                                  50                  50
                                                                      ---------           ---------
                                                                      $  58,140           $  45,526
                                                                      ---------           ---------
                                                                      ---------           ---------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                    $   5,081           $   5,004
  Accrued payroll and related expenses                                    1,447               2,678
  Accrued warranty costs                                                    402                 478
  Other accrued liabilities                                               1,825               2,545
  Accrued income taxes                                                    2,042               2,227
  Accrued restructuring and other charges                                   106                 425
  Short-term borrowings                                                   3,809               1,922
  Obligation under capital leases - current portion                         646               1,074
                                                                      ---------           ---------
        Total current liabilities                                        15,358              16,353

Long term borrowings                                                     21,940              21,940
Obligations under capital leases - noncurrent portion                        60                 273

Commitments and contingencies

Convertible preferred stock                                               3,000               3,000

Shareholders' equity:
  Common stock                                                          168,928             168,746
  Unrealized gain on available-for-sale securities                       39,175              19,152
  Accumulated deficit                                                  (190,353)           (183,968)
  Accumulated translation adjustment                                         32                  30
                                                                      ---------           ---------
        Total shareholders' equity                                       17,782               3,960
                                                                      ---------           ---------
                                                                      $  58,140           $  45,526
                                                                      ---------           ---------
                                                                      ---------           ---------


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

                                     RADIUS INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data; unaudited)



                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                MARCH 31,                   MARCH 31,
                                                          ------------------            ----------------
                                                         1997            1996           1997          1996
                                                         ----            ----           ----          ----

Sales                                                  $ 8,249        $30,575        $19,051       $ 63,227
Commissions and royalties                                1,898              -          3,193              -
                                                       -------        -------        -------       --------
    Total net sales                                     10,147         30,575         22,244         63,227

Cost of sales                                            8,409         25,098         15,435         53,705
                                                       -------        -------        -------       --------
    Gross profit                                         1,738          5,477          6,809          9,522
                                                       -------        -------        -------       --------

Operating expenses:
  Research and development                                 997          1,519          1,901          5,149
  Selling, general and administrative                    5,223          6,951          9,321         16,912
                                                       -------        -------        -------       --------
    Total operating expenses                             6,220          8,470         11,222         22,061
                                                       -------        -------        -------       --------

Loss from operations                                    (4,482)        (2,993)        (4,413)       (12,539)

Other income (expense), net                                 (7)        18,132            (12)        19,269
Interest expense                                          (757)          (971)        (1,494)        (2,154)
                                                       -------        -------        -------       --------
Income (loss) before income taxes                       (5,246)        14,168         (5,919)         4,576

Provision for income taxes                                 195            249            316            440
                                                       -------        -------        -------       --------

Net income (loss)                                      $(5,441)       $13,919        $(6,235)      $  4,136
                                                       -------        -------        -------       --------
                                                       -------        -------        -------       --------

Preferred stock dividend                                    75              -            150              -

Net income (loss) applicable to
  common shareholders                                  $(5,516)       $13,919        $(6,385)      $  4,136
                                                       -------        -------        -------       --------
                                                       -------        -------        -------       --------
Net income (loss) per share:

Net income (loss) per share applicable to
  common shareholders                                  $ (0.10)       $  0.77        $ (0.12)      $   0.23
                                                       -------        -------        -------       --------
                                                       -------        -------        -------       --------
Common and common equivalent shares used
  in computing net income (loss) per share              54,879         18,082         54,770         18,058
                                                       -------        -------        -------       --------
                                                       -------        -------        -------       --------


                               See accompanying notes.

                                     RADIUS INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                              (in thousands, unaudited)



                                                                             SIX MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ---------------------------
                                                                         1997                 1996
                                                                         ----                 ----

Cash flows from operating activities:
  Net income (loss)                                                    $(6,235)           $  4,136
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                          580               1,128
    Gain on the sale of the Color Hard Copy Group                            -             (16,993)
    (Increase) decrease in assets:
      Accounts receivable                                               (3,487)             33,519
      Inventories                                                        8,326               1,084
      Prepaid expenses and other current assets                            (34)              1,190
      Income tax receivable                                                514                   2
    Increase (decrease) in liabilities:
      Accounts payable                                                      77             (28,137)
      Accrued payroll and related expenses                              (1,231)             (1,404)
      Accrued warranty costs                                               (76)             (2,728)
      Other accrued liabilities                                           (720)               (777)
      Accrued restructuring costs                                         (319)               (574)
      Accrued income taxes                                                (185)                179
                                                                       -------            --------
      Total adjustments                                                  3,445             (13,511)
                                                                       -------            --------
        Net cash used in operating activities                           (2,790)             (9,375)

Cash flows from investing activities:
  Capital expenditures                                                     (54)               (201)
  Deposits and other assets                                                  -                  84
  Net proceeds from the sale of the Color Hard Copy Group                    -              16,438
                                                                       -------            --------
        Net cash provided by (used in) investing activities                (54)             16,321

Cash flows from financing activities:
  Short-term borrowings, net                                             1,887              (8,109)
  Principal payments of long-term debt and capital leases                 (641)               (834)
  Issuance of common stock                                                  32                  16
                                                                       -------            --------
        Net cash provided by (used in)  financing activities             1,278              (8,927)
                                                                       -------            --------
Net decrease in cash and cash equivalents                               (1,566)             (1,981)
Cash and cash equivalents, beginning of period                           2,974               4,760
                                                                       -------            --------
Cash and cash equivalents, end of period                               $ 1,408             $ 2,779
                                                                       -------            --------
                                                                       -------            --------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest paid                                                      $ 1,489            $  1,084
                                                                       -------            --------
                                                                       -------            --------
    Income taxes paid                                                  $     7            $    259
                                                                       -------            --------
                                                                       -------            --------
  Non-cash financing activity:
    Dividend to be paid in stock                                       $   150            $      -
                                                                       -------            --------
                                                                       -------            --------



                               See accompanying notes.

                                     RADIUS INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Radius Inc. ("Radius" or the "Company") as of March 31, 1997 and for the three and six months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns and bad debts and the length of product life cycles. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

NOTE 2.  INVENTORIES

Inventories, stated at the lower of cost or market, consist of (in thousands):

                                                 MARCH 31,    SEPTEMBER 30,
                                                   1997           1996
                                                -----------   -------------
                                                (unaudited)

    Raw materials                               $   21        $   124
    Work in process                              1,086          4,488
    Finished goods                               3,418          8,240
                                                ------        -------
                                                $4,526        $12,852
                                                ------        -------
                                                ------        -------

Cost of sales for the three and six month periods ended March 31, 1997 includes write down reserves for obsolete, slow-moving, or non-salable inventory of $3.6 million.

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

The Company was served with the Shapiro complaint on August 22, 1995 and was served with the Maizes complaint on January 5, 1996. Defendants' petition to the California State Judicial Council to coordinate the Shapiro case with similar cases brought in other California jurisdictions was granted in part and it is anticipated that the coordinated proceedings will be held in Superior Court of California, San Francisco County. An amended consolidated complaint was filed on March 26, 1996. Discovery proceedings are scheduled to begin. The Company believes it has meritorious defenses to the plaintiffs' claims and is defending them vigorously. Extended settlement discussions began in connection with a successful demurrer in the California case. On March 11, 1997, all but two of the named defendants agreed to settle the suits, subject to final court approval. The settlement provides that class members are eligible for a $13 rebate per monitor purchased during the class period on applicable new purchases over a three year period, subject to specific limitations. Class members who are consumers and do not elect to use the rebate fully can thereafter elect to receive a $6 refund per monitor (up to a maximum of $30 per consumer class member) during the following six months. The Company is responsible only to class members who purchased Radius branded monitors during the class period of May 1, 1991 to May 1, 1995. Additionally, Radius will pay its share of publication and administration costs associated with the implementation of the settlement, pay its share of plaintiffs' stipulated attorneys' fees (estimated to be approximately $75,000 and currently payable) and will agree to abide by certain limitations in the description of its monitors. Final court approval is expected after a court hearing currently set for June 30, 1997. The Company's estimate of the impact of this settlement, excluding the attorneys fees and publication costs, is that it will not be material to its financial condition or results of operations.

NOTE 4.  INVESTMENT IN SPLASH TECHNOLOGY HOLDINGS, INC.

In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. ("Splash"), a corporation formed by various investment entities associated with Summit Partners. In fiscal 1996, the Company received approximately $21.0 million in cash and an additional $2.4 million is being maintained in escrow to secure certain indemnification obligations. The Company also received 4,282 shares of Splash's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock were converted into shares of Splash's common stock in connection with the initial public offering of Splash. In June 1996, the Company granted IBM Credit, its secured lender, an option to purchase 428 shares of Series B Preferred Stock (now Splash Common Stock) in connection with the restructuring of the terms of its loan agreement with IBM Credit. These shares of Splash Common Stock have been pledged to IBM Credit. IBM Credit has not exercised its option.

On October 8, 1996, Splash completed its initial public offering of common stock which reduced the Company's ownership position to approximately 14.6 percent. Consequently, the investment which will be available for sale, subject to certain market trading restrictions, approximating 1.6 million shares, is accounted for in accordance with FASB 115. The unrealized gain of $39.2 million based upon the closing price of $25.00 per share on March 27, 1997 is recorded, net of deferred taxes of none, as a component of shareholders' equity at March 31, 1997.

NOTE 5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The application of the FAS 128 new "basic earnings per share" calculation results in basic earnings (loss) per share that is not materially different from net income (loss) per share applicable to common shareholders as reported for the three and six months ended March 31, 1997 and 1996. The Company does not expect the new diluted calculation to be materially different from fully diluted earnings per share.

NOTE 6. SUBSEQUENT EVENTS

Effective in the third fiscal quarter, the Company licensed certain technology from Reply Corporation and agreed to purchase such technology along with certain assets and inventory, subject to the approval of the bankruptcy court with jurisdiction over Reply and its assets. A royalty payment will be due on products incorporating such technology pursuant to the license and in connection with such purchase. The purchase price of such assets and inventory is expected to be less than $500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All assumptions, anticipations, and expectations contained herein are forward-looking statements that involve uncertainty and risk. Actual results could differ materially from those projected in such forward-looking statements and there are certain important factors that could cause results to differ materially from those in the forward-looking statements. Among such important factors are: (i) the ability of Radius to generate sufficient cash from operations to finance its working capital needs and to generate sufficient income to repay its indebtedness to IBM Credit in a timely manner;
(ii) the value of the Company's holdings in Splash Technology Holdings, Inc. ("Splash") and the Company's ability to timely dispose of such holdings on favorable terms; (iii) the Company's ability to attract and retain key personnel, particularly in light of its financial condition; (iv) the Company's ability to successfully compete against Apple Computer and other competitors; (v) the continued acceptance of Macintosh computers for use by the color publishing and multimedia markets; (vi) the Company's ability to successfully develop and market products for, and the acceptance of the Company's products by, the video editing industry; (vii) the continued willingness of third party manufacturers and suppliers to assemble and/or supply components for the Company's products, particularly in light of the Company's financial condition; (viii) the ability of the Company's exclusive distributors in Europe and Japan to increase sales of the Company's products;
(ix) the Company's ability to develop new products and improve on existing products, particularly in light of its significantly reduced research and development budgets; and (x) the Company's ability to successfully develop, manufacture and market the "PC on a Card" products licensed from Reply Corporation.

Each forward-looking statement should be read in conjunction with the entire consolidated interim financial statements and the notes thereto in Part I,
Item 1 of this Quarterly Report, with the information contained in Item 2, including, but not limited to, "- Certain Factors That May Affect Future Results," and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, including, but not limited to, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations."

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

On March 31, 1997 the Company licensed certain technology from Reply Corporation (see Note 6 to the financial statements) that will allow it to develop and market PCI bus adapter cards featuring Windows compatibility to users of Macintosh products. This technology is intended to enable a "PC on a card" which can be added to various versions of Mac compatible personal computers. When using such products, a Mac compatible user would therefore have coprocessing ability and be able to participate in various PC-based network functions without sacrificing Mac performance levels on various desktop, color publishing and other applications. These products will be marketed to the Company's existing customers and as well as to a broader customer base.

The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).


                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 MARCH 31,                     MARCH 31,

                                          1997           1996            1997           1996
                                          ----           ----            ----           ----

Net sales                                 100.0%         100.0%         100.0%         100.0%
Cost of sales                              82.9           82.1           69.4           84.9
                                          -----          -----          -----          -----
    Gross profit                           17.1           17.9           30.6           15.1
                                          -----          -----          -----          -----
Operating expenses:
  Research and development                  9.8            5.0            8.5            8.1
  Selling, general and administrative      51.5           22.7           41.9           26.7
                                          -----          -----          -----          -----
    Total operating expenses               61.3           27.7           50.4           34.9
                                          -----          -----          -----          -----
Income (loss) from operations             (44.2)          (9.8)         (19.8)         (19.8)
Other income (expense), net                (0.1)          59.3           (0.1)          30.5
Interest Expense                           (7.5)          (3.2)          (6.7)          (3.4)
                                          -----          -----          -----          -----
Income (loss) before income taxes         (51.7)          46.3          (26.6)           7.2

Provision for income taxes                   1.9           0.8             1.4           0.7
                                          -----          -----          -----          -----

Net income (loss)                         (53.6)%         45.5%         (28.0)%          6.5%
                                          -----          -----          -----          -----
                                          -----          -----          -----          -----


NET SALES

The Company's net sales decreased 66.8% to $10.1 million in the second quarter of fiscal 1997 from $30.6 million for the same quarter in fiscal 1996. Net sales for the first six months of fiscal 1997 decreased 64.8% to $22.2 million from $63.2 million in the same period of fiscal 1996. The decline is due to three primary factors: first is the result of the Company's efforts to refocus its business on higher margin products; the second is the divestiture of certain of its former business units; and the third is a result of entering into exclusive distributor arrangements for Japan and Europe effective April 1, 1996 and July 1, 1996, respectively, which relationships provide for the Company to recognize as net sales, a percentage of the sales price of each product sold by those distributors as compared to the entire sales price of the product which was formerly recognized by the Company as net sales prior to the appointment of these distributors. As a result of these factors, product sales decreased 73.8% and 69.9% for the second quarter and the first six months of fiscal 1997 from the corresponding periods of fiscal 1996. They also account for the decrease of the Company's export sales to 20.4% of net sales in the second quarter of fiscal 1997 from 53.1% of net sales in the same quarter of fiscal 1996. Export sales declined to 15.2% of net sales for the six month period in fiscal 1997, compared to a 58.4% of net sales for the corresponding period in fiscal 1996. These factors also lead to the commission and royalties of $1.9 million and $3.2 million for the second quarter and the first six months of fiscal 1997, respectively.

One customer, Ingram Micro, accounted for 55.0% and 69.4% of the Company's net sales for the three and six months ended March 31,1997, respectively.
For the corresponding periods of fiscal 1996, the same customer accounted for 29.8% and 34.4% of the Company's net sales.

GROSS PROFIT

The Company's gross profit margin was 17.1% and 30.6% for the three and six month periods ended March 31, 1997, as compared with 17.9% and 15.1% for the corresponding periods in fiscal 1996. The decrease in gross profit margin for the three month period was primarily due to a net charge of $3.6 million relating to inventory write downs. Excluding the charge for inventory write down reserves, gross profit margin would have been 53% and 47% for the three and six month periods ended March 31, 1997, respectively, which increase was primarily attributed to the Company's focus on higher margin products and continuing efforts to reduce product costs and controlling expenses.

The Company anticipates continued price reductions and margin pressure within its industry. The Company is responding to these trends by focusing on higher margin products, taking further steps to reduce product costs and controlling expenses.

There can be no assurance that the Company's gross margins will remain at current levels for subsequent quarters or for the entire fiscal year.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $0.9 million or 9.8% of net sales in the second quarter of fiscal 1997 from $1.5 million or 5.0% of net sales in the same quarter of fiscal 1996. Research and development expenses decreased from $5.1 million or 8.1% of net sales for the fist six months of fiscal 1996 to $1.9 million or 8.5% of net sales for the corresponding period of fiscal 1997. The Company decreased its research and development expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures. The increase in research and development expenses expressed as a percentage of net sales was primarily attributed to the decrease in net sales and the Company's refocusing on higher-end products, rather than high-volume lower-margin products. Although the Company expects research and development expenses to increase gradually over time, the Company does not expect research and development expenses to approach historical levels in absolute amount. The Company's ability to introduce new products or to compete successfully could be adversely affected if it is unable to increase its research and development efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $5.2 million or 51.5% of net sales in the second quarter of fiscal 1997 from $7.0 million or 22.7% of net sales in the same quarter of fiscal 1996. Included in the second quarter of fiscal 1997 expenses is a charge of $1.2 million for increasing the allowance for doubtful accounts due to one account which the
Company determined was unlikely to be collected in full.   Selling, general and
administrative expenses decreased from $16.9 million or 26.7% of net sales for the first six months of fiscal 1996 to $9.3 million or 41.9% of net sales for the corresponding period in fiscal 1997. The Company decreased its selling, general and administrative expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures. The increase in selling, general and administrative expenses expressed as a percentage of net sales was primarily attributed to the decrease in net sales and the Company's refocusing on higher-end products, rather than high-volume lower-margin products. Although the Company expects selling, general and administrative expenses to increase gradually over time, the Company does not expect them to approach historical levels in absolute amount.

OTHER INCOME (EXPENSE), NET

There was no other income recorded in the second quarter of fiscal 1997. The Company had other income of $18.1 million in the second quarter of fiscal 1996 resulting from income of approximately $17.2 million, primarily related to product group divestitures.

INTEREST EXPENSE

Interest expense was $0.8 million in the second quarter of fiscal 1997 as compared to $1.0 million in the same period of fiscal 1996. This decrease was due to lower average interest rates on lower average borrowings.

NET LOSS

As a result of the above factors, the Company had a net loss of $5.4 million and $6.2 million for the three and six months ended March 31, 1997, respectively, as compared to a net income of $13.9 million and $4.1 million for the three and six months ended March 31, 1996.

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

As of March 31, 1997, the Company had issued 836,304 shares of its Common Stock due to the settlements and 100,000 shares remained to be issued.

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

Although the Company believes it has meritorious defenses to the plaintiffs' claims, due to the costs of defense regardless of outcome, on March 11, 1997, the Company along with all but two of the other named defendants agreed to settle the suits, subject to final court approval. The settlement provides that class members are eligible for a $13 rebate per monitor purchased during the class period on applicable new purchases over a three year period, subject to specific limitations. Class members who are consumers and do not elect to use the rebate fully can thereafter elect to receive a $6 refund per monitor (up to a maximum of $30 per consumer class member) during the following six months. The Company is responsible only to class members who purchased Radius branded monitors during the class period of May 1, 1991 to May 1, 1995. Additionally, the Company will pay its share of publication and administration costs associated with the implementation of the settlement, pay its share of plaintiffs' stipulated attorneys' fees (estimated to be approximately $75,000 and currently payable) and will agree to abide by certain limitations in the description of its monitors. Final court approval is expected after a court hearing currently set for June 30, 1997. See Note 3 to Consolidated Financial Statements - Commitments and Contingencies.

FINANCIAL CONDITION

The Company's cash decreased approximately $1.6 million in the first half of fiscal 1997 to $1.4 million at March 31, 1997 as compared to the ending balance at September 30, 1996. This decrease is primarily a result of the loss from operations in the first half of fiscal 1997, less the non-cash charges and changes in working capital items during this period, and the interest payments associated with the Company's indebtedness with IBM Credit. Approximately $0.5 million of the $1.4 million of cash and cash equivalents available at March 31, 1997 was restricted under various letters of credit.

The Company's financial condition is extremely constrained under the terms of its current loan agreement with IBM Credit, which includes an approximately $21.9 million term loan and a $5 million working capital line of credit. Under this agreement the Company has granted to IBM Credit a security interest in substantially all of its assets including its securities in Splash, Portrait Displays, Inc. ("PDI"), and UMAX Computer Corporation ("UMAX"). The securities in Splash are valued at $39.2 million on March 31, 1997, net of taxes which are estimated to be zero, and based on a closing price of $25 per share as of such date. As the Company is an affiliate of Splash, it can only sell its shares subject to the SEC Rule 144 volume limitations, and is eligible to do so at this time.

The agreement with IBM Credit was amended in the second quarter of fiscal 1997 to reduce the interest rates on outstanding borrowings effective April 1, 1997 to prime rate plus 1.75% for the working capital line of credit and to the prime rate plus 2.50% for the term loan. Additionally, the borrowing base calculation under the working capital line of credit was modified to include in the amounts available for borrowing, an amount equal to 25% of the "excess value" of Splash Stock, as defined in the amendment to the agreement. In the event the closing price of the Splash Common Stock is below $25 per share, the "excess value" of the Splash Common Stock is excluded from the calculation of the amounts available for borrowing under the working line of credit.

The Company is currently negotiating with IBM Credit so that the "excess value" of the Splash Common Stock is only excluded when it is below $22 per share and expects to complete this negotiation within the third quarter. There can be no assurance that this negotiation will be concluded favorably to the Company.

Because of the exclusion of Splash Common Stock from the borrowing base calculation when it is below $25 per share, and because of the Company's pattern of product shipments with shipments higher at the end of the quarter than at the beginning of the quarter, the Company may not have a sufficient borrowing base to fully utilize the $5 million working capital line of credit at all times. This could result in the delay in payments to vendors and may delay product shipments when the Company is on credit hold.

As of March 31, 1997 the Company was in compliance with all of the financial covenants under the amended loan agreement dated February 14, 1997. There can be no assurance that IBM Credit will grant a waiver in the event the Company fails to comply with these financial covenants in the future. See
Note 2 to Consolidated Financial Statements - Borrowings- contained in the Company's Annual Report on Form 10K for the year ended September 30, 1996.

As a result of IBM's control over the Company's cash flow and restrictions on the use of the Company's excess cash flow, the Company anticipates that it will not have significant cash available for expenditures other than for its ordinary course of business operating expenses, which will be significantly lower than historical amounts. In the event the Company were unable to generate sufficient net sales or if the Company incurs unforeseen operating expenses, it may not be able to meet its operating expenses without additional financing or a restructuring of its loan agreements with IBM Credit. In the event that the Company desired to acquire any strategic technologies or businesses, it would probably be unable to do so without obtaining additional financing or the consent of IBM Credit. This consent was granted prior to the Company's entering into the agreement with Reply Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Need for Additional Financing; Loan Restrictions."

The Company believes it has sufficient funds to finance its operations for the remainder of the fiscal year. However, the level of operations which it believes will be able to sustain for the next 6 months will be significantly lower than historical periods, particularly in the research and development, sales and marketing and general administrative areas. Additional funds will be needed to finance the Company's operations, product development plans and for other purposes if the Company's operating expenses are higher than anticipated. Additional financing will be required if the Company desires to acquire or invest in additional complementary businesses or products or to obtain the right to use complementary technologies. While the Company plans to generate cash by divesting certain liquid assets and is investigating possible financing opportunities, there can be no assurance that additional financing will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results of operations.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

CONTINUING OPERATING LOSSES

The Company experienced a net operating loss in the second quarter and for the six months ended March 31, 1997. The Company also experienced net operating losses in each of the fiscal years ended September 30, 1993, 1994, 1995 and 1996. In the future, the Company's ability to achieve and subsequently sustain profitable operations will depend upon a number of factors, including the Company's ability to control costs; the Company's ability to service its outstanding indebtedness to IBM Credit; the Company's ability to realize appreciation in minority ownership interests in Splash and other investments; the Company's ability to generate sufficient cash from operations or obtain additional funds to fund its operating expenses; the Company's ability to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; the commercial acceptance of Apple computers and the MacOS and the rate and mix of Apple computers and related products sold; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; and other factors. The Company has faced and expects to continue to face increased competition in graphic cards as a result of Apple's transition of its product line to the PCI Bus. For these and other reasons, there can be no assurance that the Company will be able to achieve or subsequently maintain profitability in the near term, if at all.

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

NEED FOR ADDITIONAL FINANCING; LOAN RESTRICTIONS

The Company intends to finance its working capital needs through cash generated by operations, sales of liquid assets and borrowings under a restructured working line of credit with IBM Credit. Amounts available under this line of credit are affected by the amount eligible of accounts receivable as well as the market price of Splash Common Stock, which if below $25 per share, significantly reduces amounts available under this line of credit. Because the Company has experienced operating losses in each of its prior four fiscal years, the Company must significantly reduce operating expenses and/or significantly increase net sales in order to finance its working capital needs with cash generated by operations. Furthermore, pursuant to the restructured loan with IBM Credit, the Company is required to
deposit its revenues in accounts subject to control by IBM Credit.   See
"Financial Condition."

VOLATILITY OF STOCK PRICE

The price of the Company's Common Stock has fluctuated widely in the past. Management believes that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions of the personal computer industry in general and of Apple Computer in particular, changes in the Company's results of operations and financial condition and sales of large numbers of shares of Common Stock by former creditors of the Company. Stock markets, and stocks of technology companies in particular, have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. Due to the factors referred to herein, the dynamic nature of the Company's industry, general economic conditions, the substantially larger number of freely tradable shares of Common Stock held by former creditors of the Company and other factors, the Company's future operating results and stock prices may be subject to significant volatility in the future. Such stock price volatility for the Common Stock has in the past provoked securities litigation, and future volatility could provoke litigation in the future that could divert substantial management resources and have an adverse effect on the Company's results of operations.

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

TECHNOLOGICAL CHANGE; CONTINUING NEED TO DEVELOP NEW PRODUCTS

The personal computer industry in general, and color publishing and video applications within the industry, are characterized by rapidly changing technology, often resulting in short product life cycles and rapid price declines. The Company believes that its success will be highly dependent on its ability to develop innovative and cost-competitive new products and to bring them to the marketplace in a timely manner. Should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. As a result of the Company's financial condition, it has had to significantly reduce its research and development expenditures. For the second quarter of fiscal 1997, the Company spent
approximately   $997,000 on research and development as compared with
approximately $1.9 million for the second quarter of fiscal 1996.   Continued
reduction in the available cash resources of the Company could result in the interruption or cancellation of research and product development efforts which would have a material adverse effect on the business, operating results and financial condition of the Company. See "Need for Additional Financing; Loan Restrictions".

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

DEPENDENCE ON INDIRECT DISTRIBUTION CHANNELS

The Company's primary means of distribution is through a limited number of third-party distributors and master resellers that are not under the direct control of the Company. Furthermore, the Company relies on one exclusive distributor for its sales in each of Japan and Europe. The Company does not maintain a direct sales force. As a result, the Company's business and financial results are highly dependent on the amount of the Company's products that is ordered by these distributors and resellers. Third parties carry many lines and have no minimum order requirements.

INTERNATIONAL SALES

Prior to the second fiscal quarter of 1996, the Company's international sales were primarily made through distributors and the Company's subsidiary in Japan. Effective April 1, and July 1, 1996 the Company appointed an exclusive distributor for Japan and Europe, respectively. The Company expects that international sales, particularly sales to Japan, will represent a significant portion of its business activity and that it will be subject to the normal risks of international sales such as currency fluctuations, longer payment cycles, export controls and other governmental regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. See "Results of Operations - Net Sales".

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

In addition, the Company is required to pay (on a quarterly basis) an annual dividend of $300,000 (or $0.40 per share) on the Series A Convertible Preferred Stock. This dividend may be paid in cash or Common Stock of the Company. Depending upon its financial position on any dividend payment date, such dividends may be paid in the form of shares of Common Stock instead of cash. In the event such dividend is fully paid in shares of Common Stock, a number of shares having a market value of up to $75,000, the amount of such quarterly dividend, will be issued each quarter. Based on the closing price of $0.5313 per share on December 27, 1996 and $0.3438 per share on March 28, 1997, an additional 359,358 shares will be issued as dividend on the Series A Convertible Preferred Stock. The Company has registered under the Act, Common Stock having a market value of $600,000 (representing the first eight quarterly dividend payments) in the event that such dividend is paid in Common Stock. Such shares will be freely tradable. Subsequent dividends in the form of shares of Common Stock will be subject to the provisions of Rule 144, including the holding period requirements.

As of March 31, 1997, there were 6,571,700 shares of Common Stock reserved for issuance upon exercise by employees and consultants of outstanding options. As of such date there were 900,111 shares of Common Stock available for issuance under options to be granted to employees and consultants and 158,998 shares reserved for issuances for purchases under the Company's Employee Stock Purchase Plan. Additionally, 200,000 shares of Common Stock were reserved for issuance under the Company's stock option plans for non-employee directors, 45,000 of which were subject to outstanding options. The Company amended its 1995 Stock Option Plan (the "1995 Plan") to increase the number of shares available for issuance thereunder by 2,716,620 shares at its Annual Meeting of Shareholders in February 1997. In accordance with the terms of the debt-to-equity exchange consummated in September 1996, the 1995 Plan will be further amended or a new plan adopted in the event that the Series A Convertible Preferred Stock is converted into Common Stock so that an aggregate of 7,890,043 shares of Common Stock are covered by the 1995 Plan as amended and/or any additional plan. The Company may also seek to obtain Board and/or shareholder approval for grants of options in excess of the amounts described above. All of the shares of Common Stock to be issued upon exercise of options granted or to be granted or upon stock purchases will be available for sale in the public market, subject to the Rule 144 volume limitations applicable to affiliates. Such availability will further increase the number of freely tradable shares of Common Stock outstanding which could exert downward pressure on the trading price of the Common Stock.

POSSIBLE DELISTING OF COMMON STOCK FROM NASDAQ SMALLCAP MARKET

The Company's Common Stock is listed on the Nasdaq SmallCap Market pursuant to an agreement with the NASD which requires that the Company comply with the continued listing requirements for the Nasdaq SmallCap Market. Failure to meet the continued listing requirements in the future would subject the Common Stock to delisting. As described under "Business -- Recent Developments -- Nasdaq National Market Delisting," in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, the Common Stock could be delisted from the Nasdaq SmallCap Market if the Company fails to maintain capital and surplus of $1.0 million or, if the trading price of the Common Stock remains below $1.00 per share, the Company will be required to maintain capital and surplus of $2.0 million. Because of the substantial losses experienced by the Company for fiscal 1996, any significant loss experienced in a subsequent quarter could cause the Company to have insufficient capital and surplus for continued listing on the Nasdaq SmallCap Market. Because of the substantial increase in the number of tradable shares of Common Stock, there could be continued downward pressure on the trading price of the Common Stock (which has not traded over $1.00 per share since November 1996) which makes it less likely that the Company will meet the minimum bid price requirement for the Nasdaq SmallCap Market and, as a result, the Company would need to maintain capital and surplus of $2.0 million. Furthermore under the proposed new continued listing requirements of the Nasdaq National Market and the Nasdaq SmallCap Market, any securities with a trading price of less than $1.00 per share would become subject to delisting, regardless of capital and surplus. If the Company's Common Stock is delisted, there can be no assurance that the Company will meet the requirements for initial inclusion on such markets in the future, particularly the current $3.00 minimum per share bid requirement. Trading, if any, in the listed securities after delisting would be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets." As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 3 to Consolidated Financial Statements - Commitments and Contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on February 25, 1997, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified or until their earlier resignation or removal.

                                            Number of Shares
                                     For                   Withheld
    Charles W. Berger             37,197,248               1,883,530
    Michael D. Boich              37,424,096               1,656,682
    Carl A. Carlson               37,429,342               1,651,436
    Dee Cravens                   37,414,496               1,666,282
    Mark M Housley                37,392,101               1,688,677
    John C. Kirby                 37,405,353               1,675,425

2. To approve an amendment to the Company's 1995 Stock Option Plan to reserve an additional 2,716,620 shares of Common Stock for issuance thereunder.

    For                      35,859,129
    Against                   2,857,759
    Abstain                     261,304
    Broker Non-Vote          15,494,897

3. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for it's fiscal year ending September 30, 1997.

    For                      38,654,662
    Against                     286,263
    Abstain                     139,853
    Broker Non-Vote          15,392,311

ITEM 5. OTHER INFORMATION

Henry V. Morgan joined the Company on February 24, 1997 as Chief Financial Officer and Senior Vice President, Finance and Administration. During 1995 and 1996, Mr. Morgan was Chief Financial Officer of Connect, Inc., Mountain View, California, an Internet-based interactive commerce applications software company. From 1989 through 1994, Mr. Morgan was Chief Financial Officer of Logitech International, S.A., a computer mouse manufacturer.

On February 25, 1997, the shareholders approved the addition of Mark Housley, Dee Cravens and John C. Kirby to the Board of Directors. See Item 4.

Mr. Cravens has been Vice President of Worldwide Corporate Marketing and Communications at Adaptec, Inc. since February 1996. Mr. Cravens was Vice President of Marketing of the Company from 1992 until 1996. Before joining the Company, Mr. Cravens was a principal of the Cravens Group, a marketing company for technology related businesses. Mr. Cravens is a board member of the USL Entertainment Council and the IMagic Technology Group.

Mr. Kirby has been a principal and Executive Vice President of KH Consulting Group since 1986. Mr. Kirby is responsible for this firm's reorganization and financial restructuring practice. In this capacity, Mr. Kirby has represented various debtors, secured parties, trade creditors and corporate buyers and frequently assumes a management role in the client.

Since early 1991, Mr. Kirby has been President and CEO of Cabrillo Crane & Rigging, Inc., a wholly-owned subsidiary of Wells Fargo Bank. From 1992 until 1994, Mr. Kirby was Vice President and CFO of Everex Systems, Inc.

Mr. Housley has been President and Chief Operating Officer of the Company since January 1997. From March 1995 until October 1996, Mr. Housley was founder and Vice President of marketing of Spectrum Wireless, inc., a manufacturer of wireless infrastructure products. From May 1992 until March 1995, Mr. Housley held various positions of responsibility for the Company and its predecessor SuperMac Technologies, Inc., including Vice President and General Manager of the Company's Color Publishing Division. From October 1990 until May 1992, Mr. Housley was a Vice President for Siemens in Santa Clara, a multinational manufacturer of electronic equipment, directing product marketing and planning.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following exhibits are filed with this Quarterly Report:

11.01    Computation of per share earnings.

27.01    Financial Data Schedule (EDGAR version only).

(b) REPORTS ON FORM 8-K

No report on Form 8-K was filed during the three months ended March 31, 1997.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 12, 1997                 RADIUS INC.




                                       By: /s/
                                          --------------------------------
                                          Henry V. Morgan
                                          Chief Financial Officer