Form 10-Q
period 1997-06-28
RADIUS INC
filed 1997-08-12
CIK 805574

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________.

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

                                 --------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            YES  X      NO
                                ----       ----

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON AUGUST 12, 1997 WAS 55,657,673.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                   RADIUS INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE

Item 1.   Financial Statements

               Consolidated Balance Sheets at June 30, 1997
               and September 30, 1996                                     3

               Consolidated Statements of Operations for the
               Three and Nine Months Ended June 30, 1997 and 1996         4

               Consolidated Statements of Cash Flows for the Nine
               Months Ended June 30, 1997 and 1996                        5

               Notes to Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              19

Item 5.   Other Information                                              19

Item 6.   Exhibits and Reports on Form 8-K                               19


SIGNATURES                                                               19

PART 1.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                  RADIUS INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                         JUNE 30,       SEPTEMBER 30,
                                                           1997           1996 (1)
                                                        -----------     -------------
                                                        (unaudited)
ASSETS:
Current assets:
     Cash                                                 $   766         $  2,974
     Accounts receivable, net                               8,284            8,123
     Inventories                                            3,642           12,852
     Investment in Splash Technology Holdings, Inc. -
        current portion                                    30,163                -
     Prepaid expenses and other current assets                366              366
     Income tax receivable                                      -              514
                                                          -------          -------
          Total current assets                             43,221           24,829
Investment in Splash Technology Holdings, Inc. -
  noncurrent portion                                       21,940           19,152
Property and equipment, net                                   335            1,495
Deposits and other assets                                       -               50
                                                          -------          -------
                                                          $65,496          $45,526
                                                          -------          -------
                                                          -------          -------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Accounts payable                                   $  6,675           $5,004
      Accrued payroll and related expenses                  1,384            2,678
      Accrued warranty costs                                  346              478
      Other accrued liabilities                             1,775            2,545
      Accrued income taxes                                  2,115            2,227
      Accrued restructuring and other charges                  31              425
      Short-term borrowings                                 4,841            1,922
      Obligation under capital leases - current portion       472            1,074
                                                          -------          -------
          Total current liabilities                        17,639           16,353

Long term borrowings                                       21,940           21,940
Obligations under capital leases - noncurrent portion           -              273

Commitments and contingencies

Convertible preferred stock                                 3,000            3,000

Shareholders' equity:
      Common stock                                        169,019          168,746
      Unrealized gain on available-for-sale securities     52,103           19,152
      Accumulated deficit                                (198,245)        (183,968)
      Accumulated translation adjustment                       40               30
                                                          -------          -------
               Total shareholders' equity                  22,917            3,960
                                                          -------          -------
                                                          $65,496          $45,526
                                                          -------          -------
                                                          -------          -------

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

                                  RADIUS INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share data; unaudited)


                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                               -----------------------      -----------------------
                                                 1997           1996           1997          1996
                                               --------      ---------      ---------     ---------
Net sales                                      $  4,816      $  19,234      $  23,867     $  82,461
Commissions and royalties                         1,225            800          4,418           800
                                               --------       --------      ---------     ---------
          Total net sales                         6,041         20,034         28,285        83,261

Cost of sales                                     5,472         13,470         20,907        67,175
                                               --------       --------      ---------     ---------
          Gross profit                              569          6,564          7,378        16,086
                                               --------       --------      ---------     ---------

Operating expenses:
      Research and development                    1,633          1,092          3,534         6,241
      Selling, general and administrative         5,986          4,518         15,307        21,430
                                               --------       --------      ---------     ---------
          Total operating expenses                7,619          5,610         18,841        27,671
                                               --------       --------      ---------     ---------

(Loss) income from operations                    (7,050)           954        (11,463)      (11,585)

Other income (expense), net                         (10)         4,754            (22)       24,023
Interest expense                                   (757)          (779)        (2,251)       (2,933)
                                               --------       --------      ---------     ---------
(Loss) income before income taxes                (7,817)         4,929        (13,736)        9,505

Provision for income taxes                            -            216            316           656
                                               --------       --------      ---------     ---------

Net (loss) income                              $ (7,817)      $  4,713      $ (14,052)    $   8,849
                                               --------       --------      ---------     ---------
                                               --------       --------      ---------     ---------

Preferred stock dividend                             75              -            225             -

Net (loss) income applicable to
  common shareholders                          $ (7,892)      $  4,713      $ (14,277)    $   8,849
                                               --------       --------      ---------     ---------
                                               --------       --------      ---------     ---------

Net (loss) income per share applicable to
  common shareholders                          $  (0.14)      $   0.26      $   (0.26)    $    0.49
                                               --------       --------      ---------     ---------
                                               --------       --------      ---------     ---------


Common and common equivalent shares used
  in computing net (loss) income per share       55,207         18,412         54,915        17,950
                                               --------       --------      ---------     ---------
                                               --------       --------      ---------     ---------


                            See accompanying notes.

                                  RADIUS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                          (in thousands, unaudited)


                                                            NINE MONTHS ENDED
                                                                 JUNE 30,
                                                          ----------------------
                                                             1997        1996
                                                          ----------   ---------
Cash flows from operating activities:
    Net (loss) income                                     $ (14,052)   $  8,849
    Adjustments to reconcile net (loss) income to
       net cash used in operating activities:
       Depreciation and amortization                            769       1,470
       Gain on the sale of the Color Hard Copy Group              -     (20,638)
       Loss on the disposal of fixed assets                     446         301
       (Increase) decrease in assets:
         Accounts receivable                                   (151)     36,302
         Inventories                                          9,210      (2,162)
         Prepaid expenses and other current assets                -       1,912
         Income tax receivable                                  514           5
       Increase (decrease) in liabilities:
         Accounts payable                                     1,671     (31,584)
         Accrued payroll and related expenses                (1,294)     (3,489)
         Accrued warranty costs                                (132)     (2,373)
         Other accrued liabilities                             (770)     (1,914)
         Accrued restructuring costs                           (394)     (1,539)
         Accrued income taxes                                  (112)        391
                                                          ---------    --------
         Total adjustments                                    9,757     (23,318)
                                                          ---------    --------
               Net cash used in operating activities         (4,295)    (14,469)

Cash flows from investing activities:
    Capital expenditures                                        (55)       (215)
    Deposits and other assets                                    50         375
    Net proceeds from the sale of the Color Hard
       Copy Group                                                 -      20,163
                                                          ---------    --------
            Net cash (used in) provided by investing
              activities                                         (5)     20,323

Cash flows from financing activities:
    Short-term borrowings, net                                2,919      (6,569)
    Principal payments of long-term debt and
      capital leases                                           (875)     (1,211)
    Issuance of common stock                                     48         430
                                                          ---------    --------
            Net cash provided by (used in) financing
              activities                                      2,092      (7,350)
                                                          ---------    --------
Net decrease in cash and cash equivalents                    (2,208)     (1,496)
Cash and cash equivalents, beginning of period                2,974       4,760
                                                          ---------    --------
Cash and cash equivalents, end of period                  $     766    $  3,264
                                                          ---------    --------
                                                          ---------    --------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
   Interest                                               $   2,254    $  2,804
                                                          ---------    --------
                                                          ---------    --------
   Income taxes                                           $       1    $    260
                                                          ---------    --------
                                                          ---------    --------
   Non-cash financing activity:
      Dividend paid in stock                              $     225    $      -
                                                          ---------    --------
                                                          ---------    --------


                              See accompanying notes.

                                  RADIUS INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Radius Inc. ("Radius" or the "Company") as of June 30, 1997 and for the three and nine months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns and bad debts and the length of product life cycles. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

NOTE 2.  INVENTORIES

Inventories, stated at the lower of cost or market, consist of (in thousands):

                                          JUNE 30,     SEPTEMBER 30,
                                            1997           1996
                                         -----------   -------------
                                         (unaudited)

               Raw materials               $   130       $    124
               Work in process               1,785          4,488
               Finished goods                1,727          8,240
                                           -------       --------
                                           $ 3,642       $ 12,852
                                           -------       --------
                                           -------       --------

Cost of sales for the nine month period ended June 30, 1997 includes write down reserves for obsolete, slow-moving, or non-salable inventory of $3.6 million.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

(a) On July 18, 1997, Intelligent Electronics, Inc. and its affiliates ("IE") filed a suit in the United States District Court for the District of Colorado alleging a breach of contract and related claims in the approximate amount of $800,000 maintaining that the Company failed to comply with various return, price protection, inventory balancing and marketing development funding undertakings. The Company is currently investigating these claims and therefore, cannot assess the potential effect of this claim, if any, on the Company's business, results of operations or financial condition.

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

On March 11, 1997, all but two of the named defendants agreed to settle the suits, subject to final court approval, which was tentatively granted on June 30, 1997. The settlement provides that class members are eligible for a $13 rebate per monitor purchased during the class period on applicable new purchases over a three year period, subject to specific limitations. Class members who are consumers and do not elect to use the rebate fully can thereafter elect to receive a $6 refund per monitor (up to a maximum of $30 per consumer class member) during the following six months. The Company is responsible only to class members who purchased Radius branded monitors during the class period of May 1, 1991 to May 1, 1995. Additionally, Radius will pay its share of publication and administration costs associated with the implementation of the settlement, pay its share of plaintiffs' stipulated attorneys' fees (estimated to be approximately $75,000 and currently payable) and will agree to abide by certain limitations in the description of its monitors. The

Company estimates that the impact of this settlement, excluding the attorneys fees and publication costs, will not be material to its financial condition or results of operations.

(c) On November 16, 1995, Electronics for Imaging, Inc. ("EFI") filed a suit in the United States District Court in the Northern District of California alleging that the Company infringes a patent allegedly owned by EFI.
Although the complaint does not specify which of the Company's products allegedly infringe the patent, subsequent pleading indicates that EFI alleges that the Company's Color Server products allegedly infringe. In January 1996, the Company completed the divestiture of the Color Server Group.

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

On October 8, 1996, Splash completed its initial public offering of Common Stock which reduced the Company's ownership position to approximately 14.6 percent. Consequently, the investment which will be available for sale, subject to certain market trading restrictions, approximating 1.6 million shares, is accounted for in accordance with FASB 115. The unrealized gain of $52.1 million based upon the closing price of $33.25 per share on June 27, 1997 is recorded, net of deferred taxes of none, as a component of shareholders' equity at June 30, 1997. Splash has filed with the Securities and Exchange Commission for a public offering of its Common Stock and the Company is one of the selling shareholders in this offering. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.

NOTE 5.  TECHNOLOGY LICENSING FROM REPLY CORPORATION

Effective in the third fiscal quarter, the Company licensed certain technology from Reply Corporation ("Reply") and agreed to purchase such technology along with certain assets and inventory, subject to the approval of the bankruptcy court with jurisdiction over Reply and its assets, which approval was obtained and accordingly, it is anticipated that this transaction will close in August 1997. The purchase price of such assets and inventory is expected to be less than $500,000, although, the Company will be required to pay a royalty fee based upon the number of products sold which incorporate such technology. Additionally, upon the closing of the transaction the Company will issue a warrant to Reply to purchase 500,000 shares of the Company's Common Stock at a price of $1.25 per share exercisable over a forty two month period.

NOTE 6.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The application of the FAS 128 new "basic earnings per share" calculation results in basic earnings (loss) per share that is not materially different from net (loss) income per share applicable to common shareholders as reported for the three and nine months ended June 30, 1997 and 1996. The Company does not expect the new diluted calculation to be materially different from fully diluted earnings per share.

NOTE 7. SUBSEQUENT EVENTS

On July 28, 1997, Splash filed with the Securities and Exchange Commission for a public offering of 3,250,000 shares of its Common Stock and the Company is one of the selling shareholders in this offering. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All assumptions, anticipations, and expectations contained herein are forward-looking statements that involve uncertainty and risk. Actual results could differ materially from those projected in such forward-looking statements and there are certain important factors that could cause results to differ materially from those in the forward-looking statements. Among such important factors are: (i) the ability of Radius to increase revenues or generate sufficient cash from operations to finance its working capital needs and to generate sufficient income to repay its indebtedness to IBM Credit in a timely manner; (ii) the value of the Company's holdings in Splash Technology Holdings, Inc. ("Splash") and the Company's ability to timely dispose of such holdings, if necessary, on favorable terms; (iii) the Company's ability to attract and retain key personnel, particularly in light of its financial condition; (iv) the Company's ability to successfully compete against Apple Computer and other competitors; (v) the continued acceptance of Macintosh computers for use by the color publishing and multimedia markets; (vi) the Company's ability to successfully develop and market products for, and the acceptance of the Company's products by, the video editing industry; (vii) the continued willingness of third party manufacturers and suppliers to assemble and/or supply components for the Company's products, particularly in light of the Company's financial condition; (viii) the ability of the Company's exclusive distributors in Europe and Japan to increase sales of the Company's products and the ability of the Company to generate increased revenues from product sales, particularly in light of recent price reductions; (ix) the Company's ability to develop new products and improve on existing products, particularly in light of its significantly reduced research and development budgets; and (x) the Company's ability to successfully develop, manufacture and market the "PC on a Card" products licensed from Reply Corporation.

Each forward-looking statement should be read in conjunction with the entire consolidated interim financial statements and the notes thereto in Part I,
Item 1 of this Quarterly Report, with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results," and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, including, but not limited to, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations."

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

As shown in the accompanying consolidated financial statements, the Company has incurred declining revenues and recurring operating losses. In addition, the Company has recently restructured its loan agreement with IBM Credit.
The Company has granted a security interest in most of its assets to IBM Credit. Since the end of its last fiscal year, the Company's relatively limited cash resources have restricted the Company's ability to purchase inventory, which in turn has limited its ability to manufacture and sell products and has resulted in additional costs for expedited deliveries. The adverse effect on the Company's results of operations due to limited cash resources can be expected to continue until such time as the Company is able to return to profitability, or generate additional cash from other sources. There can be no assurance that the Company will be able to do so.

On March 31, 1997, the Company licensed certain technology from Reply Corporation (see Note 5 to the financial statements) that will allow it to develop and market PCI bus adapter cards featuring Windows compatibility to users of Macintosh products. This technology is intended to enable a "PC on a card", DOS on Mac, which can be added to various versions of Mac compatible personal computers. When using such products, a Mac compatible user would therefore have coprocessing ability and be able to participate in various PC-based network functions without sacrificing Mac performance levels on various desktop, color publishing and other applications. These products are being marketed to the Company's existing customers and as well as to a broader customer base. First customer shipments of these products were made during the third fiscal quarter of 1997.

The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                     --------------------          --------------------
                                                     1997            1996          1997            1996
                                                     ----            ----          ----            ----
     Net sales                                       100.0%         100.0%         100.0%         100.0%
     Cost of sales                                    90.6           67.2           73.9           80.7
                                                    ------          -----          -----          -----
          Gross profit                                 9.4           32.8           26.1           19.3
                                                    ------          -----          -----          -----
     Operating expenses:
        Research and development                      27.0            5.5           12.5            7.5
        Selling, general and administrative           99.1           22.6           54.1           25.7
                                                    ------          -----          -----          -----
          Total operating expenses                   126.1           28.0           66.6           33.2
                                                    ------          -----          -----          -----
     (Loss) income from operations                  (116.7)           4.8          (40.5)         (13.9)
     Other income (expense), net                      (0.2)          23.7           (0.1)          28.9
     Interest Expense                                (12.5)          (3.9)          (8.0)          (3.5)
                                                    ------          -----          -----          -----
     (Loss) income before income taxes              (129.4)          24.6          (48.6)          11.4

     Provision for income taxes                          -            1.1            1.1            0.8
                                                    ------          -----          -----          -----

     Net (loss) income                              (129.4)%          23.5%        (49.7)%         10.6%
                                                    ------          -----          -----          -----
                                                    ------          -----          -----          -----

NET SALES

The Company's net sales decreased 69.8% to $6.0 million in the third quarter of fiscal 1997 from $20.0 million for the same quarter in fiscal 1996. Net sales for the first nine months of fiscal 1997 decreased 66.0% to $28.3 million from $83.3 million in the same period of fiscal 1996. The decline is due to the following factors: the Company's efforts to refocus its business on higher margin products; the divestiture of certain business units, such as its Color Hard Copy Group; entering into exclusive distributor arrangements for Japan and Europe effective April 1, 1996 and July 1, 1996, respectively, which relationships provide for the Company to recognize as net sales, a percentage of the sales price of each product sold by those distributors as compared to the entire sales price of the product which was formerly recognized by the Company as net sales prior to the appointment of these distributors; uncertainty regarding the viability of the Apple Macintosh product line; and the slow development of the 3D graphics market due to limited applications software availability. As a result of these factors, product sales decreased 75.0% and 71.1% for the third quarter and the first nine months of fiscal 1997 from the corresponding periods of fiscal 1996.
The exclusive distributor arrangements also account for the decrease of the Company's export sales to 18.4% of net sales in the third quarter of fiscal 1997 from 35.0% of net sales in the same quarter of fiscal 1996. International sales declined to 15.9% of net sales for the nine month period in fiscal 1997, compared to 48.2% of net sales for the corresponding period in fiscal 1996. These exclusive distributor relationships also lead to the commission and royalties of $1.2 million and $4.4 million for the third quarter and the first nine months of fiscal 1997, respectively.

Sales to Ingram Micro and Microage Computer Center accounted for 42.5% and 15.9% of net sales for the third quarter of fiscal 1997, respectively. For the corresponding period of fiscal 1996, the same customers accounted for 53.5% and 4.8% of the Company's net sales. For the nine month period ended June 30, 1997, Ingram Micro accounted for 63.7% of the Company's net sales as compared to 39.0% for the corresponding period of fiscal 1996.

GROSS PROFIT

The Company's gross profit margin was 9.4% and 26.1% for the three and nine month periods ended June 30, 1997, as compared with 32.8% and 19.3% for the corresponding periods in fiscal 1996. The decrease in gross profit margin for the three month period ended June 30, 1997 was due to the low level of product sales and the consequent reduced contribution to cover fixed manufacturing overhead expenses, higher cost of manufacturing for the DOS on Mac products due to start-up inefficiencies, and due to rebate programs for certain of the Company's other products. For the nine month period ended June 30, 1997 the increase in the gross profit is a result of the Company's efforts to refocus its business on higher margin products, offset by the factors mentioned above for the three month period ended June 30 1997 and the $3.6 million net charge taken in the second quarter of fiscal 1997 for inventory write downs.

On August 4, 1997, the Company announced a new graphics accelerator card with list price of $399 and a price reduction of up to 40% on four of its existing graphics accelerator cards, all of which will result in lower gross profit than has historically been realized on these products. The Company anticipates continued price reductions and margin pressure within its industry. The Company is responding to these trends by focusing on higher margin products, taking further steps to reduce product costs and controlling expenses. There can be no assurance that the Company's gross margins will increase for subsequent quarters or for the entire fiscal year.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $1.6 million or 27.0% of net sales in the third quarter of fiscal 1997 from $1.1 million or 5.5% of net sales in the same quarter of fiscal 1996. Research and development expenses decreased from $6.2 million or 7.5% of net sales for the first nine months of fiscal 1996 to $3.5 million or 12.5% of net sales for the corresponding period of fiscal 1997. The increase in research and development expenses in the third quarter of fiscal 1997 was due primarily to the addition of the DOS on Mac product line which was licensed from Reply Corporation on March 31, 1997 (see Note 5 to the financial statements). The Company decreased its research and development expenses for the nine month period ended June 30, 1997 primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures. The increase in research and development expenses expressed as a percentage of net sales was primarily attributed to the decrease in net sales and the Company's refocusing on higher-end products, rather than high-volume lower-margin products. Although the Company expects research and development expenses to increase gradually over time, the Company does not expect research and development expenses to approach historical levels in absolute amount. The Company's ability to introduce new products or to compete successfully could be adversely affected if it is unable to increase its research and development efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $6.0 million or 99.1% of net sales in the third quarter of fiscal 1997 from $4.5 million or 22.6% of net sales in the same quarter of fiscal 1996. The increase in selling, general and administrative expenses was primarily a result of a $1.1 million charge to increase the allowance for doubtful accounts due to accounts which the Company determined were unlikely to be collected in full. Expenses in the third quarter of fiscal 1996 included a reduction of approximately $0.9 million of restructuring reserves. Selling, general and administrative expenses decreased from $21.4 million or 25.7% of net sales for the first nine months of fiscal 1996 to $15.3 million or 54.1% of net sales for the corresponding period in fiscal 1997. The Company decreased its selling, general and administrative expenses for the nine month period primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures The increase in selling, general and administrative expenses expressed as a percentage of net sales was primarily attributed to the decrease in net sales and the Company's refocusing on higher-end products, rather than high-volume lower-margin products. Although the Company expects selling, general and administrative expenses to increase gradually over time, the Company does not expect them to approach historical levels in absolute amount.

OTHER INCOME (EXPENSE), NET

There was no other income recorded in the third quarter and the first nine months of fiscal 1997 as compared to other income of $4.8 million and $24.0 million for the corresponding periods in fiscal 1996. Included in the three and nine months ended June 30, 1996 was other income of approximately $4.9 million and $23.8 million, respectively, primarily related to product group divestitures.

INTEREST EXPENSE

Interest expense was $0.8 million in the third quarter of fiscal 1997 and 1996. The interest expense decreased to $2.3 million for the first nine months of fiscal 1997 from $2.9 million from the corresponding period in fiscal 1996. This decrease was due to lower average interest rates on lower average borrowings.

NET LOSS

As a result of the above factors, the Company had a net loss of $7.8 million and $14.1 million for the three and nine months ended June 30, 1997, respectively, as compared to a net income of $4.7 million and $8.8 million for the three and nine months ended June 30, 1996.

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

As of June 30, 1997, the Company had issued 836,304 shares of its Common Stock due to the settlements and 100,000 shares remained to be issued.

The Company was named as one of approximately 42 defendants in Shapiro et al.
v. ADI Systems, Inc. et al., Superior Court of California, Santa Clara County, case no. CV751685, filed August 14, 1995. Radius was named as one of approximately 32 defendants in Maizes & Maizes et al. v. Apple Computer et al., Superior Court of New Jersey, Essex County, case no. L-13780-95, filed December 15, 1995.

Although the Company believes it had meritorious defenses to the plaintiffs' claims, due to the costs of defense, on March 11, 1997, the Company along with all but two of the other named defendants agreed to settle the suits, subject to final court approval, which the court tentatively approved on June 30, 1997. The settlement provides that class members are eligible for a $13 rebate per monitor purchased during the class period on applicable new purchases over a three year period, subject to specific limitations. Class members who are consumers and do not elect to use the rebate fully can thereafter elect to receive a $6 refund per monitor (up to a maximum of $30 per consumer class member) during the following six months. The Company is responsible only to class members who purchased Radius branded monitors during the class period of May 1, 1991 to May 1, 1995. Additionally, the Company will pay its share of publication and administration costs associated with the implementation of the settlement, pay its share of plaintiffs' stipulated attorneys' fees (estimated to be approximately $75,000 and currently payable) and will agree to abide by certain limitations in the description of its monitors. See Note 3 to Consolidated Financial Statements
- Commitments and Contingencies.

FINANCIAL CONDITION

The Company's cash decreased approximately $2.2 million in the first nine months of fiscal 1997 to $0.8 million at June 30, 1997 as compared to the ending balance at September 30, 1996. This decrease is primarily a result of the loss from operations in the first nine months of fiscal 1997, less the non-cash charges and changes in working capital items during this period, and the interest payments associated with the Company's indebtedness with IBM Credit. Approximately $0.5 million of the $0.8 million of cash and cash equivalents available at June 30, 1997 was restricted under various letters of credit.

The Company's financial condition is extremely constrained under the terms of its current loan agreement with IBM Credit, which includes an approximately $21.9 million term loan and a $5 million working capital line of credit and which contains a variety of covenants. Under this agreement the Company has granted to IBM Credit a security interest in substantially all of its assets including all of the Splash Common Stock held by it. The Splash Common Stock owned by the Company is valued at $52.1 million as of June 30, 1997, net of taxes (which are estimated to be zero), and based on a closing price of $33.25 per share as of such date. As the Company is an affiliate of Splash, absent an effective registration statement with the Securities and Exchange Commission, it can only sell such shares subject to the SEC Rule 144 volume limitations. As described below, the Company has included 875,000 shares of Splash Common Stock in the registration statement recently filed by Splash with the Securities and Exchange Commission

The agreement with IBM Credit was amended in the second quarter of fiscal 1997 to reduce the interest rates on outstanding borrowings effective April 1, 1997 to prime rate plus 1.75% for the working capital line of credit and to the prime rate plus 2.50% for the term loan. Additionally, the borrowing base calculation under the working capital line of credit was modified to include in the amounts available for borrowing, an amount equal to 25% of the "excess value" of Splash Stock, as defined in the amendment to the agreement. In the event the closing price of the Splash Common Stock is below $22 per share, the "excess value" of the Splash Common Stock is excluded from the calculation of the amounts available for borrowing under the working line of credit.

On July 25, 1997, the working capital line of credit was temporarily increased from $5.0 million to $6.8 million. This increase is effective until September 30, 1997.

Because of the exclusion of Splash Common Stock from the borrowing base calculation when it is below $22 per share, and because of the Company's pattern of product shipments with shipments higher at the end of the quarter than at the beginning of the quarter, the Company may not have a sufficient borrowing base to fully utilize the working capital line of credit at all times. This could result in the delay in payments to vendors and may delay product shipments when the Company is on credit hold by its vendors.

As of June 30, 1997 the Company was not in compliance with all of the financial covenants under the amended loan agreement dated May 12, 1997 (specifically, net profits before tax to revenues ratio and interest coverage ratio). The Company obtained a waiver from IBM Credit of this noncompliance. There can be no assurance that IBM Credit will grant a waiver in the event the Company fails to comply with these financial covenants in the future.
See Note 2 to Consolidated Financial Statements - Borrowings - contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

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

On July 28, 1997, Splash filed a Form S-1 registration statement for an offering of 3,250,000 shares of its Common Stock, included in which are 875,000 of the 1,741,127 shares owned by the Company (excluding the 174,113 shares subject to an option granted to IBM Credit). In the event that the underwriters exercise their over allotment option, the Company could sell up to an additional 131,250 shares. The proceeds from the sale, net of underwriting discounts and commissions, will be applied first to repay indebtedness to IBM Credit. Remaining proceeds may be required, at the option of IBM Credit, first to redeem the outstanding shares of Series A Convertible Preferred Stock; any remaining proceeds will be available for working capital purposes. In the event that IBM Credit does not require the Company to redeem such Series A Convertible Preferred Stock, the Company may redeem such Stock at a premium. See Note 4 to Consolidated Financial Statements - Convertible Preferred Stock and Shareholders' Equity - contained in the Annual Report on Form 10-K for the year ended September 30, 1996.

Following the completion of this offering, the Company has agreed to a ninety day lock-up period which will prevent the sale of additional shares of Splash during such period. The Company intends to continue its existing relationship with IBM Credit to provide loans under its working capital line of credit in order to fund its working capital requirements (subject to compliance with the conditions to borrowing thereunder and having a sufficient "borrowing base" thereunder), until such time as it can generate additional funds from operations or the sale of Splash Common Stock or the divestiture of other assets.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

CONTINUING OPERATING LOSSES

The Company experienced a net operating loss in the third quarter and for the nine months ended June 30, 1997. The Company also experienced net operating losses in each of the fiscal years ended September 30, 1993, 1994, 1995 and 1996. In the future, the Company's ability to achieve and subsequently sustain profitable operations will depend upon a number of factors, including the Company's ability to control and reduce costs; the Company's ability to generate increased revenues from product sales, particularly in light of recent price reductions; the Company's ability to service its outstanding indebtedness to IBM Credit; the Company's ability to realize appreciation in minority ownership interests in Splash and other investments; the Company's ability to increase revenues and generate sufficient cash from operations or obtain additional funds to fund its operating expenses; the Company's ability to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; the commercial acceptance of Apple computers and the MacOS and the rate and mix of Apple computers and related products sold; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; and other factors. The Company has faced and expects to continue to face increased competition in graphic cards as a result of Apple's transition of its product line to the PCI Bus. For these and other reasons, there can be no assurance that the Company will be able to achieve or subsequently maintain profitability in the near term, if at all.

FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced substantial fluctuations in operating results. The Company's customers generally order on an as-needed basis, and the Company has historically operated with relatively small backlogs. Quarterly sales and operating results depend heavily on the volume and timing of bookings received during the quarter, which are difficult to forecast. A substantial portion of the Company's revenues are derived from sales made late in each quarter, which increases the difficulty in forecasting sales accurately. Since the end of the Company's 1995 fiscal year, shortages of available cash have restricted the Company's ability to purchase inventory and have delayed the Company's receipt of products from suppliers and increased shipping and other costs. Furthermore, because of its financial condition, the Company believes that many suppliers are hesitant to continue their relationships with or extend credit terms to the Company and potential new suppliers are reluctant to provide goods to the Company. The Company recognizes sales upon shipment of product, and allowances are recorded for estimated uncollectable amounts, returns, credits and similar costs, including product warranties and price protection. Due to the inherent uncertainty of such estimates, there can be no assurance that the Company's forecasts regarding bookings, collections, rates of return, credits and related matters will be accurate. A significant portion of the operating expenses of the Company are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts which, as indicated above, are uncertain. Any inability on the part of the Company to adjust spending quickly enough to compensate for any failure to meet sales forecasts or to receive anticipated collections, or any unexpected increase in product returns or other costs, could also have an adverse impact on the Company's operating results. As a strategic response to a changing competitive environment, the Company has elected, and, in the future, may elect from time to time, to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company completed a variety of business divestitures during fiscal 1996, restructured the terms of its indebtedness to IBM Credit, issued a substantial amount of equity in the Company to its creditors in satisfaction of approximately $45.9 million in claims and indebtedness during the fourth quarter of fiscal 1996 and has acquired or introduced new product lines. As a result, the Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be likely to be materially adversely affected.

NEED FOR ADDITIONAL FINANCING; LOAN RESTRICTIONS

The Company intends to finance its working capital needs through cash generated by operations, sales of liquid assets and borrowings under a restructured working line of credit with IBM Credit. Amounts available under this line of credit are affected by the amount eligible of accounts receivable as well as the market price of Splash Common Stock, which if below $22 per share, significantly reduces amounts available under this line of credit. Because the Company has experienced operating losses in each of its prior four fiscal years, the Company must significantly reduce operating expenses and/or significantly increase net sales in order to finance its working capital needs with cash generated by operations.

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

DEPENDENCE ON AND COMPETITION WITH APPLE

Historically, substantially all of the Company's products have been designed for and sold to users of Apple Macintosh computers, and it is expected that sales of products relating to such computers will continue to represent substantially all of the Company's product sales for the foreseeable future. The Company's operating results would be adversely affected if Apple should continue to lose market share, if Macintosh sales were to decline further or if other developments were to adversely affect Apple's business.
Furthermore, any difficulty that may be experienced by Apple in the development, manufacturing, marketing or sale of its computers, or other disruptions to, or uncertainty in the market regarding, Apple's business, resulting from these or other factors could result in reduced demand for Apple computers, which in turn could materially and adversely affect sales of the Company's products.

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

TECHNOLOGICAL CHANGE; CONTINUING NEED TO DEVELOP NEW PRODUCTS

The personal computer industry in general, and color publishing and video applications within the industry, are characterized by rapidly changing technology, often resulting in short product life cycles and rapid price declines. The Company believes that its success will be highly dependent on its ability to develop innovative and cost-competitive new products and to bring them to the marketplace in a timely manner. Should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. As a result of the Company's financial condition, it has had to significantly reduce its research and development expenditures. For the nine months ended June 30, 1997, the Company spent approximately $3.5 million on research and development as compared with approximately $6.2 million for the same period in the prior fiscal year. Continued reduction in the available cash resources of the Company could result in the interruption or cancellation of research and product development efforts which would have a material adverse effect on the business, operating results and financial condition of the Company. See "Need for Additional Financing; Loan Restrictions".

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

In addition, the Company is required to pay (on a quarterly basis) an annual dividend of $300,000 (or $0.40 per share) on the Series A Convertible Preferred Stock. Depending upon its financial position on any dividend payment date, such dividends may be paid in the form of shares of Common Stock instead of cash. In the event such dividend is fully paid in shares of Common Stock, a number of shares having a market value of up to $75,000, the amount of such quarterly dividend, will be issued each quarter. Based on the closing price of $0.5313 per share on December 27, 1996, $0.3438 per share on March 28, 1997 and $0.2813 per share on June 30, 1997, an additional 626,025 shares were issued as dividend on the Series A Convertible Preferred Stock. The Company has registered under the Act, Common Stock having a market value of $600,000 (representing the first eight quarterly dividend payments) in the event that such dividend is paid in Common Stock. Such shares will be freely tradable. Subsequent dividends in the form of shares of Common Stock will be subject to the provisions of Rule 144, including the holding period requirements.

As of June 30, 1997, there were 7,384,971 shares of Common Stock reserved for issuance upon exercise by employees and consultants of outstanding options. As of such date there were 586,840 shares of Common Stock available for issuance under options to be granted to employees and consultants and 158,998 shares reserved for issuances for purchases under the Company's Employee Stock Purchase Plan. Additionally, 200,000 shares of Common Stock were reserved for issuance under the Company's stock option plans for non-employee directors, 45,000 of which were subject to outstanding options. The Company amended its 1995 Stock Option Plan (the "1995 Plan") to increase the number of shares available for issuance thereunder by 2,716,620 shares at its Annual Meeting of Shareholders in February 1997. In accordance with the terms of the debt-to-equity exchange consummated in September 1996, the 1995 Plan will be further amended or a new plan adopted in the event that the Series A Convertible Preferred Stock is converted into Common Stock so that an aggregate of 7,890,043 shares of Common Stock are covered by the 1995 Plan as amended and/or any additional plan. The Company may also seek to obtain Board and/or shareholder approval for grants of options in excess of the amounts described above. All of the shares of Common Stock to be issued upon exercise of options granted or to be granted or upon stock purchases will be available for sale in the public market, subject to the Rule 144 volume limitations applicable to affiliates. Such availability will further increase the number of freely tradable shares of Common Stock outstanding which could exert downward pressure on the trading price of the Common Stock.

As of July 31, 1997, the Company granted a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.50 per share which is exercisable two years from the grant date to WPS, L.L.C. in consideration of consulting services performed during the third quarter of 1997.

Upon the closing of the acquisition of the Reply technology (see Note 5 to the financial statements), the Company will issue a warrant to Reply to purchase 500,000 shares of the Company's Common Stock at a price of $1.25 per share exercisable over a forty two month period.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 3 to Consolidated Financial Statements - Commitments and
Contingencies.

ITEM 5. OTHER INFORMATION

On July 18, 1997, Charles W. Berger resigned as Chief Executive Officer to pursue other interests but will continue as a non-executive Chairman of the Board of the Company.

At the same time, Mark Housley was appointed to the position of Chief Executive Officer. Mr. Housley has been President and Chief Operating Officer of the Company since January 1997. From March 1995 until October 1996, Mr. Housley was founder and Vice President of marketing of Spectrum Wireless, Inc., a manufacturer of wireless infrastructure products. From May 1992 until March 1995, Mr. Housley held various positions of responsibility for the Company and its predecessor SuperMac Technologies, Inc., including Vice President and General Manager of the Company's Color Publishing Division. From October 1990 until May 1992, Mr. Housley was a Vice President for Siemens in Santa Clara, a multinational manufacturer of electronic equipment, directing product marketing and planning.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following exhibits are filed with this Quarterly Report:

10.01 Amended and Restated Working Capital and Term Loan Agreement dated as of May 12, 1997 between IBM Credit and the Registrant.

11.01     Computation of net (loss) income per share earnings.

27.01     Financial Data Schedule (EDGAR version only).

(b)  REPORTS ON FORM 8-K

No report on Form 8-K was filed during the three months ended  June 30, 1997.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 1997            RADIUS INC.




                                         By:/s/
                                            ---------------------------
                                            Henry V. Morgan
                                            Chief Financial Officer