Form 10-K
period 1997-09-30
RADIUS INC
filed 1998-01-09
CIK 805574

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

       (MARK ONE)
               [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

               [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               FOR TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER 0-18690

                                  RADIUS INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                                   68-0101300
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)



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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANTS KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.  (    )

                                                         AS OF DECEMBER 31, 1997
                                                         -----------------------
AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING
BID PRICE OF SUCH STOCK:                                       $18,951,716

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:                   55,092,198

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD FEBRUARY 11, 1998 ARE INCORPORATED BY REFERENCE INTO
PART III (ITEMS 10, 11, 12, AND 13) HEREOF.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  RADIUS INC.
                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


PART I                                                                      Page
                                                                            ----
ITEM 1.   Business .........................................................  2
ITEM 2.   Properties .......................................................  8
ITEM 3.   Legal Proceedings ................................................  9
ITEM 4.   Submission of Matters to a Vote of Security Holders ..............  9
ITEM 4A.  Executive Officers of Registrant .................................  9


PART II

ITEM 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters .............................................. 11
ITEM 6.   Selected Financial Data .......................................... 12
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................ 13
ITEM 7A   Quantitative and Qualitative Disclosures about Market Risk ....... 27
ITEM 8.   Financial Statements and Supplementary Data ...................... 27
ITEM 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure ............................................. 27


PART III

ITEM 10.  Directors and Executive Officers of the Registrant ............... 28
ITEM 11.  Executive Compensation ........................................... 28
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management ... 28
ITEM 13.  Certain Relationships and Related Transactions ................... 28


PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K .. 29


SIGNATURES ................................................................. 34


Radius, the Radius logo, SuperMac, Super Match, PressView, PrecisionView, MultiView, IntelliColor, Precision Color, Cinepak, Thunder, Thunder Storm, VideoFusion and VideoVision, among others are registered trademarks and/or registered service marks of Radius Inc. or one of its subsidiaries. Radius Edit, Radius Edit, EditDV, MotoDV, and Super Resolution, among others, are trademarks and/or service marks of Radius Inc. or one of it subsidiaries. Other brands or products contained in this document are trademarks, service marks, registered trademarks or registered service marks of their respective holders and should be treated as such.

                                    PART I

ITEM 1.   BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Statements indicating that the Company or management "intends", "plans", "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this discussion and other sections of this Form 10-K. Such factors include, but are not limited to: the Company's ability to achieve profitability; the Company's ability to dispose of its remaining holdings in Splash on a timely and profitable basis; the Company's ability to repay its indebtedness to IBM Credit; the Company's ability to successfully negotiate a favorable license renewal for Apple Quick Time 3.0 (and greater); the timely payment of royalty obligations by Umax to the Company and Umax's success in the Mac clone business, the Company's ability to successfully renew its lease of space for its main offices in Sunnyvale; the Company's ability to successfully conclude or settle its patent infringement litigation with EFI, the success of the Apple Macintosh computer line and operating system, the success of Apple as well as the Company's ability to compete successfully with Apple; the Company's ability to successfully develop and introduce new products to keep pace with technological innovation, particularly in light of its limited financial resources; the Company's ability to successfully market its software products and to execute its cross platform strategy; the Company's ability to compete in its market; the ability of the Company's manufacturers and suppliers to deliver components and manufacture the Company's products; the Company's reliance on international sales and the effect of its partially exclusive distributor arrangements with respect to Europe and Japan; and the Company's ability to attract and retain its key personnel.

OVERVIEW

     The Company designs, develops, assembles, markets and supports color publishing and digital video computer products for creative professionals. The Company's current product line includes: multimedia authoring and editing video systems and software that can acquire and manipulate video and audio information; high resolution color reference displays that allow users to view text, graphics, images and video; accelerated color graphics products that facilitate the creation of graphical images; and PCI bus adapter cards featuring Windows compatibility to users of MacOS products ("PC on a card" or "DOS on Mac" products).

     The primary target markets for the Company's products are color publishing and multimedia. These markets encompass creative professionals involved in such areas as multimedia authoring, color prepress, graphic arts, video editing, video and multimedia production and playback and corporate training.

     To date, substantially all of the Company's products have been designed for and sold to users of Macintosh computer products (the "Macintosh") manufactured by Apple Computer, Inc. ("Apple") as Apple products have been the preferred platform in the Company's target markets. The Company's current product development plans include adding cross platform (Windows) capabilities to some of the Company's products in order to market these products to users of the Windows operating system.

     As shown in the accompanying consolidated financial statements, the Company has incurred substantial operating and net losses. During fiscal 1996 and 1997, management implemented a number of actions to address its cash flow and operating issues including: restructuring its outstanding indebtedness to trade creditors and its secured creditor, as discussed below; refocusing its efforts on providing solutions for high end digital video and graphics customers; discontinuing sales of mass market and other low value added products; divesting a number of businesses and product lines, including its Color Server Group, which is now known as Splash Technology Holdings, Inc. ("Splash"); significantly reducing expenses and headcount; and reducing its lease obligations for its current facility lease given its reduced occupancy requirements.

     During September 1996, the Company, IBM Credit Corporation ("IBM Credit") and many of the Company's unsecured creditors consummated a restructuring of the Company's then outstanding delinquent indebtedness pursuant to which the Company's creditors received equity in satisfaction of their claims (the "Plan"). The Company issued 36,294,198 shares of Common Stock in satisfaction of approximately $45.9 million in unsecured claims and repaid approximately $1.9 million of unsecured claims, most of which were less than $50,000, at an average discount of approximately 75% of the amount of the claim. The Company also issued 750,000 shares of its Series A Convertible Preferred Stock and warrants to purchase 600,000 shares of Common Stock to IBM Credit in satisfaction of $3.0 million indebtedness and in consideration of restructuring its then remaining approximately $23.4 million indebtedness to IBM Credit. All 750,000 shares of Convertible Preferred Stock were redeemed by the Company in September 1997 at which time all long term debt to IBM
Credit was repaid with the proceeds from the sale of shares of Splash Common Stock held by the Company. As of December 31, 1997 the Company's working capital line of credit obligation to IBM Credit was $6.5 million.

     The Company's executive offices are located at 215 Moffett Park Drive, Sunnyvale, CA 94089, and its telephone number is (408) 541-6100.

RECENT DEVELOPMENTS

POTENTIAL NASDAQ SMALLCAP MARKET DELISTING

     The Company's Common Stock is listed on the Nasdaq SmallCap Market pursuant to an agreement with the NASD which requires that the Company comply with the continued listing requirements for the Nasdaq SmallCap Market. Failure to meet the continued listing requirements in the future would subject the Common Stock to delisting. Companies traded on the Nasdaq SmallCap Market will be required commencing in March 1998, for example, to maintain a minimum bid price of $1.00 per share. Because the Company's Common Stock has not traded over $1.00 per share since November 1996, the Common Stock could be delisted from the Nasdaq SmallCap Market. As a result, the Board of Directors has proposed, subject to shareholder approval at the February 1998 annual meeting of shareholders, a significant reverse stock split if the trading price of the Company's Common Stock remains below $1.00 per share, but there can be no assurance that such a proposal will be timely approved by the shareholders, or if approved, that the stock price will perform as hoped. If the Company's Common Stock is delisted, there can be no assurance that the Company will meet the requirements for initial inclusion on Nasdaq in the future, particularly in light of the fact that Nasdaq requires traded securities to have a $4.00 minimum per share bid requirement. Moreover, the NASD is considering the elimination of the SmallCap Market altogether. Trading, if any, in the listed securities after delisting or the elimination of the SmallCap Market would be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets." As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities

VALUE AND LIQUIDITY OF INTEREST IN SPLASH TECHNOLOGY HOLDINGS, INC.

     A significant portion of the Company's net worth and liquidity is represented by the Company's remaining holdings in Splash. As of December 31, 1997, the Company owned 530,139 shares of Splash Common Stock, net of IBM Credit's option to purchase 174,113 shares at a nominal price. As of that date the closing price for Splash Common Stock was $22.50 per share. Although the Company may trade its shares in the open market pursuant to Rule 144 or privately, the market price of Splash Common Stock has been volatile with relatively limited volume since Splash's secondary public offering in August 1997. There are other shareholders in Splash with large blocks of restricted common stock who may try to sell their shares at the same time as the Company. If too many shares are offered for sale at the same time, the price may be depressed. The Company's business plan for fiscal 1998 assumes that the proceeds from the sale of Splash Common Stock held by the Company will be sufficient to repay the balance of the IBM Credit facility and to provide sufficient working capital to the Company during fiscal 1998, but there can be no assurance that the Company will be able to effectively time its sales or that the market value of Splash Common Stock will be adequate to achieve such goals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS AND APPLICATIONS

     A summary of some of the Company's principal products and their typical applications is set forth below:

Product Category         Product                        Suggested Retail Price $
----------------         -------                        ------------------------
Digital Video
                         Telecast Upgrade VVS*                    $1,999
                         VideoVision PCI*                          2,599
                         VideoVision ML                            2,099

                         PhotoDV (with Firewire)                     499
                         MotoDV  (with Firewire)                     499
                         EditDV  (with Firewire)                     999
                         Software  upgrades to:
                            PhotoDV                                   99
                            MotoDV                                    99
                            EditDV                                   249
                         Radius Edit                             bundled


Color Reference and      PressView 21SR display                    3,999
Management Products      Precision View 17SR*                      1,999
                         Precision View 2150                       1,999
                         PressView for Workgroups                  3,499
                         ProSense Display                            799
                          Calibrator


Accelerated Color        ThunderPower 30/1920*                       699
Graphics Products
                         ThunderPower 30/1600*                       599
                         Thunder TX 1152*                            999
                         Thunder 3D*                               1,699
                         Tempest*                                    399
                         Precision Color 24/1600*                    499





**

*Denotes that the Company does not intend to manufacture additional units but that the products are still available for sale.
** Since the Reply transaction in March 1997, the Company has also sold several DOS on Mac products, which are no longer being manufactured. The Company does not expect to devote significant resources to the development or sale of such products during fiscal 1998.

DIGITAL VIDEO SYSTEMS AND SOFTWARE

     Radius offers a number of products for both the multimedia authoring and the non-linear digital video editing and production market. Non-linear digital editing enables video editors to manipulate pictures and sound in a faster, easier and more cost effective manner than traditional analog tape-based systems. Editors can randomly access and digitally "cut and paste" images, videos and sound clips avoiding the tedious process of winding and rewinding of linear tape and the subsequent physical cutting and splicing of film segments.

     PhotoDV is an Adobe Photoshop import plug-in that includes the Radius FireWire card and a digital interface cable. PhotoDV enables a Digital Video ("DV") camcorder to perform as a still image camera, in addition to being used to record video. Pictures are acquired digitally over FireWire and can be used for Web sites, picture databases, printed pages, and QuickTimed VR scenes.

     MotoDV is the first product for MacOS computers to provide a digital basis for editing DV footage. MotoDV is targeted at video designers and other creative professionals who produce video and multimedia content for tape, CD-ROM, and Web delivery. The MotoDV application remotely controls the DV camcorder or VTR over FireWire and captures DV clips, in real-time or time-lapse mode. As clips are being captured, MotoDV converts the integrated DV data stream into QuickTime movies with separate video and audio tracks. These clips can then be imported into any QuickTime application, including Adobe Premiere, Radius Edit, and Adobe After Effects.

     EditDV is a digital non linear editing system which operates on the MacOs in conjunction with digital camcorders, Apple's QuickTime (an industry standard architecture of digital media) and FireWire connections. Users can create digital video with multiple video and effects tracks, rubber-band audio, and traditional wipes and fades for fast interactive editing, color modification and keying.

     VideoVision, Radius' leading desktop video hardware product, was the first QuickTime compatible video editing and production system that supported full-screen (640 x 480 pixels), full-motion video at 60-fields per-second. VideoVision offers JPEG video compression/decompression capabilities, 16-bit CD stereo audio and allows users to output their finished product directly and easily to videotape. VideoVision is compatible with QuickTime-based software applications for editing, effects, titling, graphics, animation and audio.

     Radius also offers QuickTime-compliant digital video non linear editing, compositing and animation software applications that facilitate the creation and editing of digital video content. Radius Edit 2.0 is a non-linear professional digital video editing solution that features an intuitive user interface, FX templates, built-in titling, multiple key frames, batch digitizing and picture-in-picture capabilities. Radius Edit 2.0 also offers a variety of high-quality special effects for digital video editing including pan-zoom-rotating, chroma keying and compositing.

     The Company expects to continue to invest significant resources in its software digital video products during fiscal 1998 including adding cross platform functionality for the Windows environment and intends to introduce various enhancements to these products.

COLOR REFERENCE AND MANAGEMENT PRODUCTS

     The Company currently offers two large color reference displays designed for desktop color publishers and graphic artists. The PressView SR series is designed to offer the color accuracy, resolution and clarity needed for high quality color prepress, media authoring, photography, medical imaging and scientific image processing. These color reference displays offer consistent and accurate color preproofing at resolutions of up to 1600 by 1200 pixels. The PrecisionView 21 also offers resolutions of up to 1600 by 1200 pixels but at a lower price point. The PressView SR series supports Kodak PrecisionColor, Agfa FotoFlow, Apple ColorSync 2.0 and EFI Color management systems to ensure color accuracy. The Company no longer offers monochrome displays.

     Color peripherals tend to vary over time from their original specifications, thus causing significant color variances. Display calibrators control the way peripherals produce color, making the color more consistent and predictable. The Company's Prosense Display Calibrator works with sensing technology and Macintosh software to measure the actual color performance of a display and then adjusts information in the Macintosh graphics card so that the colors will be accurate. This product also communicates with a number of third party color management systems to provide color information about the display so that color can be managed from one peripheral to another.

The Company expects to focus its development efforts on the software elements of its color business during fiscal 1998 in addition to adding cross platform functionality.

ACCELERATED COLOR GRAPHICS PRODUCTS

     The Radius graphics product families has offered a wide range of user choices to enhance the graphics performance of Apple Macintosh computers based on both the NuBus and PCI bus architectures. All NuBus based products were discontinued prior to fiscal 1997. The choices range from an entry level accelerated 8-bit color graphics card (256 colors with up to 1 million pixels of color display information) to a variety of accelerated 24-bit color graphics cards (up to 16.7 million colors). All of the Company's graphics card products offer a range of high speed QuickDraw acceleration features and support numerous Radius, Apple and other third-party displays ranging from 13-inches to 21-inches in size. The Company's graphics card products also allow the user to switch resolutions "on-the-fly" without having to reboot the computer.

     The Thunder and ThunderPower class graphics cards offer enhanced resolutions, as well as a number of other acceleration capabilities for Adobe
Photoshop, a popular application for working with computer images.   These
graphics cards also feature hardware pan and zoom capability, enabling users to quickly change the size and the amount of the information on their color display. The Company believes these capabilities allow users working with large amounts of detailed information to be more productive because they can quickly accomplish a variety of tasks using these hardware-based acceleration features.

     The Company does not expect to continue to devote significant resources to the development or sale of graphics accelerator cards during fiscal 1998.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     The Company's fiscal 1997 research and development efforts have focused on graphics acceleration products for the MacOS. With the realignment of the Company's business, its current development focus is on the software elements of its digital video and color businesses with cross platform (i.e., Windows as well as MacOS) functionality. The Company's research and development efforts are focused on creating new products and technologies for customers who create, review, approve and utilize high resolution color images and moving video. Current research and development efforts include: (i) performance improvements and cost reductions of current products; (ii) development of application software to facilitate the creation and manipulation of video and high resolution still and full motion images; (iii) development of next generation technology to enable new methods of displaying and creating digital video information with greater flexibility, speed, and quality; iv) development of technology to permit use of the Company's color display and digital video software products in the Windows operating environment; and (v) development of technology to permit the use of the Company's color calibration and matching systems with the displays of manufacturers other than Mitsubishi.

     The Company believes that the competitive nature of the computer industry, along with the rapid pace of technological evolution, requires that it continue to introduce innovative products on a timely basis to compete effectively. During fiscal 1997, 1996 and 1995, the Company's expenditures for research and development totaled $5.0 million, $7.5 million and $19.3 million, respectively. To date, all of the Company's research and development expenditures have been charged to operations as incurred. Because of its smaller size and narrowing of product focus, the Company does not anticipate having research and development expenditures equal to earlier levels. Because of the Company's diminished development resources, there can be no assurance that the Company will be able to successfully develop new or enhanced products. There can be no assurance that the Company's development efforts will result in commercially successful products, or that the Company's products will not be rendered obsolete by changing technology or new products introduced by others. Additionally, should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. In the past, the Company expended substantial resources towards its MacOS product line which did not achieve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Technological Change; Continuing Need to Develop New Products."

MARKETING, SALES AND DISTRIBUTION

     Domestically the Company employs a two-tiered distribution model whereby it sells its products primarily through a limited number of distributors that in turn distribute the Company's products to a variety of resellers including superstores, independent dealers, educational resellers, systems integrators, value added resellers and mail order resellers. The Company's domestic distributors and master resellers purchase products at discounts from suggested retail prices based on purchase volumes. The Company also makes limited direct sales efforts in the United States and intends to pursue Web-based sales of certain or its products during fiscal 1998.

     In the United States, the Company sells its products primarily through the following major distributors: Ingram Micro, Inc.; and MicroAge. The Company's business and financial results are highly dependent on the success of these distributors. To assist these domestic distributors and to provide marketing, training and technical support, the Company provides sales representatives in a number of locations in the United States.

      Radius provides market development funds to give distributors incentives to increase sales, improve reporting and achieve a product mix favoring higher margin products.

     Internationally, sales are made through foreign distributors, which market, sell and service the Company's products. During fiscal 1996, the Company entered into exclusive distributor arrangements with respect to Japan and Europe which result in commissions to the Company, rather than gross sales proceeds. For fiscal years ended September 30, 1997, 1996 and 1995, the

Company's export sales accounted for approximately 15.7%, 50.7% and 40.4%, respectively, of the Company's net sales. See Note 7 of Notes to Consolidated Financial Statements. The Company's export sales are subject to certain risks common to international operations, such as currency fluctuations and governmental regulation. During the third quarter of fiscal 1997, the exclusivity clause in the agreement with the Japanese distributor was terminated. No other distribution relationship for Japan has been entered into by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- International Sales."

     For the fiscal years ended September 30, 1997, 1996 and 1995, one customer accounted for approximately 66.1%, 34.3% and 34.0% of the Company's net sales, respectively.

     Many of the Company's distributors have the right to return products purchased from the Company. While the Company provides for estimated product returns, if in the future the Company were to experience returns from customers significantly in excess of this estimate, such returns could have a material adverse effect on the Company's results of operations.

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

     The Company attempts to utilize standard parts and components available from multiple vendors. However, certain components used in the Company's products are available only from sole or limited suppliers. The Company's products have also incorporated components, such as video random access memory, that are available from multiple sources but have been subject to substantial fluctuations in availability and price. Although the Company has been able to obtain an adequate supply of such components in the past, there can be no assurance that it will be able to obtain an adequate supply in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on Limited Number of Manufacturers and Suppliers."

COMPETITION

     All markets in which the Company competes are expected to remain highly competitive. The Company's principal competitors in the color reference and
management market include Apple, Barco and Mitsubishi Electronics.   The
Company's principal competitors in the digital video market include Adobe, Adaptec, ProMax, DPS, Avid Technology, Inc.. and Fast Electronics GmbH. The Company's principal competitors in the graphics acceleration market include ixMicro Corporation. The market for the Company's products is evolving, and it is difficult to predict all future sources of competition. Therefore, the Company could face significant competition in the future from newly established companies or newly introduced or improved products of others.

     Although Apple is principally a supplier of general purpose computing platforms upon which third parties are encouraged to build more complete solutions, the Company also faces competition from Apple. Apple markets a number of products, including color displays, that compete directly or indirectly with the Company. Apple also could introduce additional products, add functionality to their computer systems that is similar to that provided by certain of the Company's products, or alter its systems' architecture in a manner that could adversely affect the Company's ability to compete. For example, Apple's Power PC based products which have on-board graphic functionality and faster processing speed, could be considered competitors of specific product lines of the Company's. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on and Competition with Apple."

     The Company believes that the principal competitive factors for its product line are product performance, breadth of distribution, brand name recognition, price and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. In addition, many of the Company's current and prospective competitors have significantly greater technical, manufacturing and marketing resources than the Company. As a result, there can be no assurance that the Company will compete effectively with current or future competitors or that competitive pressures faced by the Company will not have a material adverse affect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Competition."

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

     The Company has received, and may receive in the future, communications asserting that its products infringe the proprietary rights of third parties, and the Company is engaged and has been engaged in litigation alleging that the Company's products infringe others' patent rights. As a result of such claims or litigation, it may become necessary or desirable in the future for the Company to obtain licenses relating to one or more of its products or relating to current or future technologies, and there can be no assurance that it would be able to do so on commercially reasonable terms. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on Proprietary Rights."

EMPLOYEES

     As of December 31, 1997, the Company had approximately 61 full time employees. 24 of which are in sales and marketing functions, 16 of which are in research and development, and the balance are in administration (finance, operations, and senior management).

     The Company's success will depend, in large measure, on its ability to attract, motivate and retain highly qualified technical, marketing, engineering and management personnel, who are in great demand. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on Key Personnel."

     The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


ITEM 2.        PROPERTIES

     The Company's primary facility is located in Sunnyvale, California and consists of leased space of approximately 45,000 square feet. The Company believes that its current facilities are in excess of its current needs. The lease on the primary facility will expire in March 1998. The Company expects to be able to renew its current lease for reduced space or to be able to lease new space within the local area for a total cost that is consistent with its current costs.

     The Company has subleased to other companies approximately 145,000 square feet of facilities which the Company is currently not using.

     The Company had maintained field sales facilities in a number of locations throughout the United States as well as in Surrey, England; Paris, France; Hamburg, Germany; and Tokyo, Japan but discontinued such activities during fiscal years 1995, 1996 and 1997.


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

     The Company has filed an answer denying all material allegations, and has filed counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI's motion to dismiss or sever the Company's amended counterclaims was granted in part and the ruling permitted the Company to file an amended counterclaim for antitrust violations. The Company has filed an amended antitrust claim. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it has indemnification rights with respect to EFI's claims. A motion for summary judgment based on these indemnification rights disposing of EFI's claims was filed, and the court granted this motion finding the Company immune from suit under the patent after February 22, 1995. The Company expects to vigorously defend the remaining claims of EFI and to vigorously prosecute the claims it has asserted against EFI. In the opinion of management, based on the facts known at this time, although the eventual outcome of this case is unlikely to have a material adverse effect on the results of operations or financial position of the Company, the costs of defense, regardless of outcome, may have a material adverse effect on the results of operations or financial position of the Company. In addition, in connection with the divestiture of its Color Server business, the Company has certain indemnification obligations for which approximately $2.0 million remains held in escrow at September 30, 1997 to secure such obligations in the event that the purchaser (Splash) suffers any losses resulting from such claims.

     (b) The Company is involved in a number of other judicial and administrative proceedings incidental to its business, including a lawsuit by Intelligent Electronics, Inc. in the Denver federal court claiming approximately $800,000. See Note 3 of the Notes to Consolidated Financial Statements. The Company intends to defend such lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of such cases, the final resolution of these lawsuits as well as the costs of defense and prosecution, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of the Company are as follows:

       NAME                AGE               POSITION
       ----                ---               --------
Mark Housley                41          Chairman of the Board of Directors,
                                        Chief Executive Officer and President

Henry V. Morgan             58          Senior Vice President,
                                        Chief Financial Officer and Secretary

Steven V. Petracca          42          Senior Vice President

     MARK HOUSLEY has been President and Chief Operating Officer of the Company since January 1997, CEO since August 1997 and Chairman since December 1997. From March 1995 until October 1996, Mr. Housley was founder and Vice President of marketing of Spectrum Wireless, Inc., a manufacturer of wireless infrastructure products. From May 1992 until March 1995, Mr. Housley held various positions of responsibility for the Company and its predecessor SuperMac Technologies, Inc., including Vice President and General Manager of the Company's Color Publishing Division. From October 1990 until May 1992, Mr. Housley was a Vice President for Siemens in Santa Clara, a multinational manufacturer of electronic equipment, directing product marketing and planning.

     HENRY V. ("HANK") MORGAN joined the Company on February 24, 1997 as Chief Financial Officer and Senior Vice President, Finance and Administration. During 1995 and 1996, Mr. Morgan was Executive Vice President and Chief Financial Officer of Connect, Inc. of Mountain View, California, an Internet-based interactive commerce applications software company. From 1989 through 1994, Mr. Morgan was Executive Vice President and Chief Financial Officer of Logitech International, S.A., a computer mouse manufacturer.

     STEVEN V. PETRACCA joined the Company in April of 1997 and assumed responsibility for all for engineering and operations activities at the Company. Prior to joining the Company and since 1988, Mr. Petracca was President and Chief Executive Officer of Reply Corporation, a manufacturer of personal computers and printed circuit boards. From 1979 to 1988, Mr. Petracca was employed by International Business Machines in a variety of engineering and operation positions.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS

     The Company's Common Stock was quoted on the Nasdaq National Market from August 21, 1991 until July 1, 1996. The Company's Common Stock is now quoted on the Nasdaq SmallCap Market under the symbol "RDUS." The high and low sales prices for the Common Stock are indicated below. See "Recent Developments - Potential Nasdaq SmallCap Market Delisting."

Year Ended September 30, 1996                         Low          High
-----------------------------                         ---          ----
First Quarter                                       1 15/16       7  1/8
Second Quarter                                        15/16       2  1/2
Third Quarter                                       2  3/16       4  5/8
Fourth Quarter                                      1  1/4        2 13/16

Year Ending September 30, 1997
------------------------------
First Quarter                                         15/32       1 13/16
Second Quarter                                         5/16         17/32
Third Quarter                                          3/16         13/32
Fourth Quarter                                         1/4          23/32

     On December 31, 1997, there were approximately 3350 holders of record of the Company's Common Stock.

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

     The Company has never declared or paid any cash dividends on its Common Stock. In addition, the terms of the Company's restructured loan agreement with IBM Credit prohibits the payment of any cash dividends so long as any amounts are outstanding under the loan agreement. Accordingly, the Company anticipates that it will retain any future earnings for use in its business or the retirement of debt and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                      SEPTEMBER 30, (1)
                                                       ----------------------------------------------------------------------
                                                           1997          1996            1995         1994 (2)        1993(2)
                                                       ----------      ---------     ----------     ----------     ----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Total net sales                                          $ 31,150      $  90,290     $  308,133     $  324,805     $  337,373
Cost of sales                                              31,032         77,382        302,937        276,948        254,321
                                                       ----------      ---------     ----------     ----------     ----------
 Gross profit                                                 118         12,908          5,196         47,857         83,052
Operating expenses:
 Research and development                                   5,002          7,478         19,310         33,956         33,503
 Selling, general and administrative                       21,355         25,886         90,068         94,731         84,132
                                                       ----------      ---------     ----------     ----------     ----------
  Total operating expenses                                 26,357         33,364        109,378        128,687        117,635
                                                       ----------      ---------     ----------     ----------     ----------
Loss  from operations                                     (26,239)       (20,456)      (104,182)       (80,830)       (34,583)
Other income (expense), net                                30,600         24,032         (3,045)          (376)            70
Interest expense                                           (2,777)        (3,736)        (3,023)          (869)             -
Litigation settlement                                           -              -        (12,422)             -              -
                                                       ----------      ---------     ----------     ----------     ----------
Income (loss) before income taxes and
 cumulative effect of a change in
 accounting principle                                       1,584           (160)      (122,672)       (82,075)       (34,513)
Provision (benefit) for income taxes                          316            815          9,070         (4,600)       (13,774)
                                                       ----------      ---------     ----------     ----------     ----------
Income (loss) before cumulative effect of
 a change in accounting principle                        $  1,268      $    (975)    $ (131,742)    $  (77,475)    $  (20,739)
Cumulative effect of a change in method of
 accounting for income taxes                                    -              -              -              -            600
                                                       ----------      ---------     ----------     ----------     ----------
Net income (loss)                                        $  1,268      $    (975)    $ (131,742)    $  (77,475)    $  (20,139)
                                                       ----------      ---------     ----------     ----------     ----------
                                                       ----------      ---------     ----------     ----------     ----------

Preferred stock dividend                                      272              -              -              -              -
                                                       ----------      ---------     ----------     ----------     ----------
Net income (loss) applicable to
 common shareholders                                     $    996      $    (975)    $ (131,742)    $  (77,475)    $  (20,139)
                                                       ----------      ---------     ----------     ----------     ----------
                                                       ----------      ---------     ----------     ----------     ----------
Net income (loss) per common share:
Income (loss) before cumulative effect of
 a change in accounting principle                        $   0.02      $   (0.05)    $    (8.75)    $    (5.70)    $    (1.61)
Cumulative effect of a change in method
 of accounting for income taxes                                 -              -              -              -           0.05
                                                       ----------      ---------     ----------     ----------     ----------
Net income (loss) per common share                       $   0.02      $   (0.05)    $    (8.75)    $    (5.70)    $    (1.56)
                                                       ----------      ---------     ----------     ----------     ----------
                                                       ----------      ---------     ----------     ----------     ----------
Shares used in computing net income
  (loss) per common share                                  55,223         21,251         15,049         13,598         12,905
                                                       ----------      ---------     ----------     ----------     ----------
                                                       ----------      ---------     ----------     ----------     ----------




                                                                                      SEPTEMBER 30, (1)
                                                       ----------------------------------------------------------------------
                                                          1997           1996           1995         1994 (2)        1993(2)
                                                       ----------      ---------     ----------     ----------     ----------
                                                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Working capital (Working capital deficiency)             $ 7,909        $ 8,476      $(59,334)      $ 29,856        $ 86,711
Total assets                                              26,272         45,526        87,878        126,859         172,275
Long-term debt---noncurrent portion                           -          22,213         1,331          2,857           3,975
Convertible preferred stock                                   -           3,000             -              -               -
Shareholders' equity (Net capital deficiency)             8,158           3,960       (57,117)        35,691          98,155



(1) The Company's fiscal year ends on the Saturday closest to September 30 and includes 53 weeks in fiscal 1993 and 52 weeks in all other fiscal years presented. During fiscal 1995, the Company changed its fiscal year end from the Sunday closest to

September 30 to the Saturday closest to September 30 for operational efficiency purposes. For consistency of presentation, all fiscal periods in this Form 10-K are reported as ending on a calendar month end.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Statements indicating that the Company or management "intends", "plans", "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this discussion and other sections of this Form 10-K. Such factors include, but are not limited to: the Company's ability to achieve profitability; the Company's ability to dispose of its remaining holdings in Splash on a timely and profitable basis; the Company's ability to repay its indebtedness to IBM Credit; the Company's ability to successfully negotiate a favorable license renewal for Apple Quick Time 3.0 (and greater); the timely payment of royalty obligations by Umax to the Company and Umax's success in the Mac clone business, the Company's ability to successfully renew its lease of space for its main offices in Sunnyvale; the Company's ability to successfully conclude or settle its patent infringement litigation with EFI, the success of the Apple Macintosh computer line and operating system, the success of Apple as well as the Company's ability to compete successfully with Apple; the Company's ability to successfully develop and introduce new products to keep pace with technological innovation, particularly in light of its limited financial resources; the Company's ability to successfully market its software products and to execute its cross platform strategy; the Company's ability to compete in its market; the ability of the Company's manufacturers and suppliers to deliver components and manufacture the Company's products; the Company's reliance on international sales and the effect of its partially exclusive distributor arrangements with respect to Europe and Japan; and the Company's ability to attract and retain its key personnel.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated certain operational data as a percentage of net sales (may not add due to rounding).


                                                                   YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------------
                                                               1997           1996           1995
                                                              -----          -----          -----
 Total net sales                                              100.0%         100.0%         100.0%
 Cost of sales                                                 99.6           85.7           98.3
                                                              -----          -----          -----
     Gross profit                                               0.4           14.3            1.7
 Operating Expenses:
   Research and development                                    16.1            8.3            6.3
   Selling, general, and administrative                        68.5           28.7           29.2
                                                              -----          -----          -----
     Total operating expenses                                  84.6           37.0           35.5
                                                              -----          -----          -----
 Loss from operations                                         (84.2)         (22.7)         (33.8)
 Other income (expense), net                                   98.2           26.6           (1.0)
 Interest expense                                              (8.9)          (4.1)          (1.0)
 Litigation settlement                                            -              -           29.2
                                                              -----          -----          -----
 Income (loss) before income taxes                              5.1           (0.2)         (39.8)
 Provision for income taxes                                     1.0            0.9            2.9
                                                              -----          -----          -----
 Net income (loss)                                              4.1%          (1.1)%        (42.8)%
                                                              -----          -----          -----
                                                              -----          -----          -----


FISCAL 1997 TO FISCAL 1996

     NET SALES. The Company's net sales for fiscal 1997 decreased 65.5% to $31.2 million from $90.3 million for fiscal 1996. The decline is due to the following factors: the Company's efforts to refocus its business on higher margin products; the divestiture of certain business units, such as its Color Server Copy Group which had $7.0 million in sales for fiscal 1996; entering into distributor arrangements for Japan and Europe effective April 1, 1996 and July 1, 1996, respectively, which relationships provide for the Company to recognize as net sales, a percentage of the sales price of each product sold by those distributors as compared to the entire sales price of the product which was recognized by the Company as net sales prior to the appointment of these distributors; uncertainty regarding the viability of the Apple Macintosh product line; and the slow development of the 3D graphics market due to limited applications software availability. As a result of these factors, product sales decreased 70.2% in fiscal 1997 from fiscal 1996. Commissions and royalties increased in fiscal 1997 by 125.5% to $4.9 million from $2.2 million in fiscal 1996 due to the distributor relationships in Europe and Japan and due to royalties paid by Umax Computer Corporation under its license agreement for the MacOS compatible systems signed in February 1996. Also as a result of the distributor relationships in Japan and Europe, the Company's export sales for fiscal 1997 declined to 15.7% of net sales as compared to 50.7% of net sales for fiscal 1996.

     The Company anticipates significantly lower overall net sales in the immediate future as a result of its decision to focus its efforts on its color publishing and digital video software product lines while discontinuing the development of its accelerated color graphics products and its DOS on Mac products. As a result, the Company also anticipates that the proportion of hardware sales will decline in the coming periods. For example, in the Company's digital video product line, the sales of the systems products have been declining while the sale of the software products for digital video camcorders (PhotoDV introduced in April 1997 and MotoDV introduced in September 1997) have increased during 1997. The Company's EditDV product, which the Company introduced in November 1997, may add to this trend. There can be no assurance that sales of these software products will continue to increase or that they will increase to a sufficient extent to offset the anticipated decline in hardware sales. Moreover, the Company anticipates that its royalties from Umax will decline significantly during fiscal 1998 due to Apple's decision not to extend the operating system licenses and the expiration of this obligation in March 1998.

     One customer accounted for 66.1% of the Company's net sales for fiscal 1997. For fiscal 1996 the same distributor accounted for 34.3% of the Company's net sales.

     GROSS PROFIT. The Company's gross profit margin was 0.4% for fiscal 1997, as compared with 14.3% for fiscal 1996. Included in fiscal 1997 cost of sales are one-time charges of $9.7 million consisting principally of inventory write downs of $7.7 million reflecting current market conditions for the Company's products and reserves for excess purchase order commitments of $2.0 million for inventory in excess of anticipated demand. These charges reflect decreases in demand and the Company's decision to refocus its business. Included in fiscal 1996 cost of sales was a one-time charge of $3.5 million resulting from the Company's financial restructuring completed in September 1996. Excluding these one time charges, gross profit margin in fiscal 1997 was 31.5% compared to 18.3% in fiscal 1996. This increase was a result of the Company's decision to refocus its business on higher margin products.

     The Company anticipates continued price reductions and margin pressure within its industry; however, these trends may be offset if the Company increases sales of higher gross margin software products that are expected to become a focus of the Company's sales and marketing efforts in the coming periods. Additionally, the Company is taking further steps to reduce product costs and controlling expenses. There can be no assurance that the Company's gross margins will improve or remain at current levels.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased from $7.5 million or 8.3% of net sales for fiscal 1996 to $5.0 million or 16.1% of net sales for fiscal 1997. The Company decreased its research and development expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures. The increase in research and development expenses expressed as a percentage of net sales for fiscal 1997 was primarily attributed to the decrease in net sales and the Company's refocusing on higher-end products, rather than high-volume lower-margin products. The Company expects to devote approximately $3 million to development in its digital video and color product lines during fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $25.9 million or 28.7% of net sales for fiscal 1996 to $21.4 million or 68.6% of net sales for fiscal 1997. Included in these expenses for fiscal 1997 is a $2.6 million charge to increase the allowance for doubtful accounts due to accounts which the Company determined were unlikely to be collected in full. Included in these expenses for fiscal 1996 was a reduction of $0.9 million for a reduction in restructuring reserves to reflect the then current requirements. Adjusting for these charges and reductions, selling, general and administrative expenses would have been $18.8 million or 60.3% of net sales in fiscal 1997, compared to $26.8 million or 29.7% of net sales in fiscal 1996. The Company decreased its selling, general and administrative expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures. The increase in selling, general and administrative expenses expressed as a percentage of net sales was primarily attributed to the decrease in net sales and the Company's refocusing on higher-end products, rather than high-volume, lower-margin products. Although the Company expects selling, general and administrative expenses to increase gradually over time, the Company does not expect them to approach historical levels in absolute amount.

     OTHER INCOME (EXPENSE), NET. Other income was $30.6 million for fiscal 1997 compared to $24.0 million for fiscal 1996. The other income for fiscal 1997 was due to the sale of 996,875 shares of Splash Common Stock in August 1997. The other income in fiscal 1996 was primarily due to approximately $23.8 million resulting from the Company's divestitures of three business lines, including the Color Server Group.

     INTEREST EXPENSE. Interest expense was $2.8 million for fiscal 1997 as compared to $3.7 million for fiscal 1996. This decrease was due to lower average borrowings.

     PROVISION FOR INCOME TAXES. The Company recorded a provision for income taxes of $316,000 for fiscal 1997 as compared to $815,000 for fiscal 1996. The provision for fiscal 1997 differs from the provision computed utilizing the combined statutory rate in effect during the period primarily as a result of the impact of foreign taxes offset by the impact of previously unbenefited net operating losses and the reversal of existing deferred tax assets. The provision for fiscal 1996 differs from the provision computed utilizing the combined statutory rate in effect during the period primarily as a result of the impact of foreign taxes.

     FASB Statement 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company's valuation allowance reduced the deferred tax asset to the amount realizable. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties surrounding their realization. Due to the net losses reported in prior years and as a result of the material changes in operations, predictability of earnings in future periods is uncertain. The Company will evaluate the realizability of the deferred tax asset on a quarterly basis.

     As a result of the issuance of Common Stock and Series A Convertible Preferred Stock in exchange for certain liabilities of the Company in September 1996, the Company experienced a "change in ownership" as defined under Section 382 of the Internal Revenue Code. Accordingly, utilization of substantial net operating losses and tax credit carryforwards will be subject to an approximate $2.0 million annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (and similar state provisions), except under limited circumstances. This limitation will result in the expiration of all of the tax credit carryforwards and a substantial portion of the net operating loss carryforwards without full utilization.
See Note 5 of Notes to Consolidated Financial Statements.

     NET INCOME (LOSS). As a result of the above factors, the Company had net income of $996,000 in fiscal 1997 compared to a net loss of $975,000 for fiscal 1996. The Color Server Group had net income of approximately $0.9 million for fiscal 1996. Had this business not been included in the calculation of the Company's net loss for fiscal 1996, the Company would have had a net loss of approximately $1.9 million.

FISCAL 1996 TO FISCAL 1995

     NET SALES. Net sales for fiscal 1996 decreased 70.7% to $90.3 million from $308.1 million in fiscal 1995. This decline was primarily due to the Company's efforts to refocus its business which included exiting markets for high-volume low-margin displays, reduced sales of the Company's video and graphics products caused by Apple's shift from NuBus to PCI Bus computers, business divestitures and as a result of entering into distributor arrangements for Japan and Europe effective April 1,1996 and July 1,1996, respectively, which relationships provide for the Company to recognize as net sales, a percentage of the sales price of each product sold by those distributors as compared to the entire sales price of the product prior to the appointment of the distributor.

     As a result of the sale by the Company of its Color Server Group, the Company recorded no net sales of color server products after the second quarter of its 1996 fiscal year. The Company sold its Color Server Group in January 1996 and sold its MacOS business in February 1996. Net sales from the Color Server Group were approximately $7.0 million for fiscal 1996 and approximately $29.3 million for fiscal 1995 and net sales from the MacOS business were approximately ($1.5 million) for fiscal 1996 and $21.8 million for fiscal 1995. Had the net sales of these businesses not been included in the Company's net sales for fiscal 1996 or fiscal 1995, the Company's net sales for such periods would have been approximately $84.8 million and $257.0 million for fiscal 1996 and fiscal 1995, respectively.

     One customer accounted for 34.3% of the Company's net sales for fiscal 1996. For fiscal 1995, the same customer accounted for 34.0% of the Company's net sales.

     The Company's export sales for fiscal 1996 were 50.7% of net sales as compared to 40.4% of net sales for fiscal 1995. Net sales have been adversely affected in the future as a result of the distributor relationships for Japan and Europe because the Company earned royalties and commissions on sales to such regions and therefore only recognized as net sales a portion of the sales price of any product sold through such distributor arrangements. Even if sales for such regions increase or remain similar to historic levels, the Company therefore recognizes a lesser amount of net sales for such regions as compared to historic levels. Export sales are also subject to the normal risks associated with doing business in foreign countries such as currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, export controls and other government regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. The Company hedges substantially all of its trade receivables denominated in foreign currency through the use of foreign currency forward exchange contracts based on third party commitments. Gains and losses associated with currency rate changes on forward contracts are recognized in the Company's consolidated statements of operations upon contract settlement and were not material in fiscal 1996 or 1995.

     GROSS PROFIT. The Company's gross profit margin was 14.3% for fiscal 1996, as compared with 1.7% for fiscal 1995. Included in fiscal 1996 is a one-time charge of $3.5 million resulting from the Company's financial restructuring completed in September 1996. Excluding this one time charge and the restructuring and other charges recorded in fiscal 1995, gross profit margin in fiscal 1996 was 18.2% compared to 16.9% in fiscal 1995.

     In addition, the Color Server Group had gross profit of approximately $2.2 million for fiscal 1996 and the Color Server Group and MacOS business had gross profit (loss) of approximately $9.8 million and ($19.2 million), respectively, for fiscal 1995. Had those businesses not been included in the calculation of the Company's gross profit for fiscal 1996 and 1995, gross profit for such fiscal years would have been approximately $10.6 million and $14.6 million, respectively with a gross profit margin of approximately 12.6% and 5.7%, respectively.

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

     NET INCOME (LOSS). As a result of the above factors, the Company had a net loss of $975,000 for fiscal 1996, as compared to a net loss of $131.7 million for fiscal 1995. The Color Server Group had net income of approximately $0.9 million and $3.5 million for fiscal 1996 and 1995, respectively . Had this business not been included in the calculation of the Company's net loss for fiscal 1996 and 1995, the Company would have had a net loss of approximately $1.9 million and $135.2 million for fiscal 1996 and 1995, respectively.

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

     SUPERMAC DECEMBER 1993 RESTRUCTURING AND OTHER CHARGES: In December 1993, SuperMac recorded charges of $16.6 million in connection with a program to adjust inventory levels, eliminate excess facilities, terminate certain projects and contract arrangements and reduce the number of employees. The charges (in thousands) are included in: cost of sales ($13,352); research and development ($2,000); and selling, general and administrative expenses ($1,238). There have been no material changes in the restructuring plan or in the estimates of the restructuring costs. The remaining balance of $236,000 at September 30, 1995 in its restructuring reserve which related to facility costs, was eliminated in fiscal 1996.

     RADIUS FISCAL 1994 MERGER RELATED RESTRUCTURING AND OTHER CHARGES. In the fourth quarter of fiscal 1994, the Company recorded charges of $43.4 million in connection with the Merger of Radius and SuperMac Technology Inc. These charges include the discontinuance of duplicative product lines and related assets; elimination of duplicative facilities, property and equipment and other assets; and personnel severance costs as well as transaction fees and costs incidental to the merger. The charges (in thousands) are included in: net sales ($3,095); cost of sales ($25,270); research and development ($4,331); and selling, general and administrative expenses ($10,711). The remaining balance of $44,000 in its restructuring reserve which related to facility costs, was eliminated in fiscal 1997.

     RADIUS FISCAL 1995 RESTRUCTURING AND OTHER CHARGES. In September 1995, Radius recorded charges of $57.9 million in connection with the Company's efforts to restructure its operations by refocusing its business on the color publishing and multimedia markets. The charges primarily included a writedown of inventory and other assets. Additionally, the charges included expenses related to the cancellation of open purchase orders, excess facilities and employee severance. The charges (in thousands) are included in cost of sales ($47,004), and selling, general and administrative expense ($10,861). The elements of the total charge as of September 30, 1997 are as follows (in thousands):



                                                                            Representing
                                                                    ---------------------------
                                                                                          Cash Outlays
                                                                                          ------------
                                                                          Asset
                                                       Provision     Write-Downs      Completed     Future
                                                       ---------     -----------      ---------     ------
  Adjust inventory levels                              $  33,138      $  32,300       $    838      $  --
  Excess facilities                                        2,004            404          1,600         --
  Cancellation fees and asset write-offs                  19,061          5,196         13,865         --
  Employee severance                                       3,662              -          3,642         20
                                                       ---------     -----------      ---------     ------
  Total charges                                        $  57,865      $  37,900        $19,945      $  20



     The adjustment of inventory levels reflects the discontinuance of several product lines. The provision for excess facility costs represents the write-off of leasehold improvements and the costs associated with anticipated reductions in facilities. The cancellation fees and asset write-offs reflect the Company's decision to refocus its efforts on providing solutions for the color publishing and multimedia markets. Employee severance costs are related to employees or temporary employees who have been or will be released due to the restructuring. As of December 31, 1997, substantially all of the 240 positions planned had been eliminated in connection with the restructuring. The Company has satisfied $19.9 million of the originally anticipated cash outlays for this restructuring as of September 30, 1997 of which approximately $6.0 million represented cash expenditures and approximately $13.9 million represented cancellation of indebtedness or claims in consideration of the issuance of equity in the Company. The restructuring is substantially completed and remaining cash outlays relate primarily to the restructuring of the Company's international operations. and are immaterial

LITIGATION SETTLEMENT

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

     As of September 30, 1997, the Company had issued 836,304 shares of its Common Stock due to the settlements and approximately 100,000 shares remained to be issued.

BUSINESS DIVESTITURES

     COLOR SERVER GROUP DIVESTITURE. In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. ("Splash"), a corporation formed by various investment entities associated with Summit Partners. The Company received approximately $17.2 million in cash and 4,282 shares of Splash's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). An additional $4.7 million was placed in escrow to secure certain post-closing and indemnification obligations. In April 1996, approximately $2.3 million was released from this escrow to the Company and the Company also received approximately $1.5 million as a result of post-closing adjustments. The shares of Series B Preferred Stock were converted into shares of Splash Common Stock in connection with the initial public offering of Splash. Such stock has been pledged to IBM Credit in order to secure the Company's obligations to IBM Credit under the restructured loan agreement with IBM Credit. In connection with the restructuring of the terms of its loan agreement with IBM Credit, the Company granted IBM Credit an option to purchase 428 shares of Series B Preferred Stock at a nominal amount (174,113 shares of Splash Common Stock after conversion). The Company has certain indemnification obligations in connection with the patent lawsuit brought by Electronics for Imaging, Inc. (See Note 3 to Consolidated Financial Statements). The net proceeds of the CSG transaction were paid to Silicon Valley Bank ("SVB"), in order to repay the Company's indebtedness to SVB, and to IBM Credit, in order to reduce the Company's outstanding indebtedness to IBM Credit.

     PORTRAIT DISPLAY LABS. In January 1996, the Company entered into a series of agreements with Portrait Display Labs, Inc. ("PDL"). The agreements assigned the Company's pivoting technology to PDL and canceled PDL's on-going royalty obligation to the Company under an existing license agreement in exchange for a one-time cash payment. The Company did not receive any material amount of payments under such license agreement. PDL also granted the Company a limited license back to the pivoting technology. Under these agreements, PDL also settled its outstanding receivable to the Company by paying the Company $500,000 in cash and issuing to the Company 214,286 shares of PDL's Common Stock. The cash proceeds were paid to IBM Credit. See Note 10 to Consolidated Financial Statements.

     UMAX DATA SYSTEMS, INC. In February 1996, the Company sold its MacOS compatible systems business to UMAX Computer Corporation ("UCC"), a company formed by UMAX Data Systems, Inc. ("UMAX"). The Company received approximately $2.3 million in cash and debt relief, and 1,492,500 shares of UCC's Common Stock, representing approximately 19.9% of UCC's then outstanding shares of UCC Common Stock. The cash proceeds were paid to IBM Credit and the shares of UCC Common Stock were pledged to IBM Credit. See
Note 10 to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased approximately $2.2 million during fiscal 1997 to approximately $0.8 million at September 30, 1997, as compared with the fiscal 1996 ending balance of cash and cash equivalents of $3.0 million. Approximately $0.1 million of the $0.8 million of cash and cash equivalents available at September 30, 1997 was restricted under a letter of credit. The decrease in the Company's cash and cash equivalents during fiscal 1997 was primarily attributable to funding of operating losses of the Company.

     On August 25, 1997 and August 29, 1997, the Company sold an aggregate of 875,000 and 121,875 shares, respectively, of the 1,741,127 shares of Splash Common Stock owned by the Company. These shares were sold pursuant to an underwritten public offering of an aggregate of 3,250,000 shares of Common Stock of Splash by Splash and certain other stockholders of Splash. The shares of Splash Common Stock were sold to the underwriters at a price of $30.875 per share (including underwriting discount) for aggregate net proceeds to the Company of $30.8 million. The Company used $21.9 million of such proceeds to repay all outstanding indebtedness of the Company under its term loan agreement with IBM Credit Corp. ("IBM Credit"), used $3.3 million of such proceeds to redeem all of the Company's outstanding Series A Preferred Stock (all of which shares were held by IBM Credit) and used $5.5 million of such proceeds towards repayment of principal outstanding of $6.8 million on the working capital line of credit with IBM Credit. After the completion of the sale of these shares of Splash Common Stock, the Company continued to own 570,139 shares of Splash Common Stock (net of the option to buy 174,113 shares held by IBM Credit and which is exercisable at a nominal price).

     During December 1997 the Company sold 40,000 shares of Splash Common Stock at an average price of $29.11 for a total of $1,164,340. The Company continues to own 530,139 shares of Splash Common Stock, net of the IBM Credit option, which are "restricted securities" under Rule 144 promulgated under the Securities Act and are available for sale currently, subject to certain volume, manner of sale, notice and availability of public information requirements of such rule.

     The Company also holds securities in Portrait Display Labs and UMAX Computer Corporation ("UMAX"), which have been pledged to IBM Credit. Because PDL and UMAX are private companies, there is no market for such securities and there can be no assurance that one will develop in the future. Because of PDL's most recent round of funding by third parties, the Company does not expect to ever receive significant sums for its PDL holdings.

     The Company's principal source(s) of liquidity currently are cash generated by operations, if any; an up to $6.5 million amended working capital line of credit provided by IBM Credit pursuant to the terms of the restructured loan with IBM Credit; and cash generated from the sale of Splash Common Stock net of repayments on the working capital line of credit. Under the terms of the amended working capital line of credit, the amount available to borrow will be decreased to $5.5 million on January 9, 1998 and will be further reduced by mandatory pre-payments which arise from the sale of additional shares of Splash Common Stock until the working capital line of credit is fully repaid. The borrowing base under the amended working capital line of credit is fifty percent of the value of the Splash Common Stock held by the Company net of IBM Credit's option to purchase 174,113 shares. As the borrowing base is dependent on the daily closing price of Splash Common Stock, there can be no assurance that it will be sufficient to allow the Company to borrow up to the full amount of the amended working capital line of credit. The Company is also required to sell the shares of Splash Common Stock subject to IBM Credit's option at prices agreed to with IBM Credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Need for Additional Financing; Loan Restrictions." See also "Business -- Recent Developments -- Value and Liquidity of Interest in Splash Technology Holdings, Inc."

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

     As of September 30, 1997, the Company was not in compliance with all of the financial covenants under the amended loan agreement dated May 12, 1997 (specifically, minimum working capital and current assets to current liabilities ratio). The Company obtained a waiver from IBM Credit of this noncompliance. The loan agreement was further amended in November 1997 and as of December 31, 1997, the Company expects not to be in compliance with the financial covenants of the new amended loan agreement. There can be no assurance that IBM Credit will grant a waiver in the event the Company is not in compliance with the amended financial covenants. See Note 2 to Consolidated Financial Statements.

     As a result of IBM's control over the Company's cash flow and restrictions on the use of the Company's excess cash flow, the Company anticipates that it will not have significant cash available for expenditures other than for its ordinary course of business operating expenses, which will be significantly lower than historical amounts. In the event the Company were unable to generate sufficient net sales or if the Company incurs unforeseen operating expenses, it may not be able to meet its operating expenses without additional financing or a restructuring of its loan agreements with IBM Credit. In the event that the Company desires to acquire any strategic technologies or businesses, it would probably be unable to do so without obtaining additional financing or the consent of IBM Credit. See "Management's Discussion and Analysis of Financial Condition and Results of

Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Need for Additional Financing; Loan Restrictions."

     Capital expenditures were approximately $0.1 million during fiscal 1997, $0.2 million in fiscal 1996 and $1.9 million in fiscal 1995 and were primarily for leasehold improvements and upgrading the Company's management information systems. The Company has no present plans for any significant amount of capital expenditures in the future. See Management's Discussion and Analysis of Financial Condition and Results of Operation -- Certain Factors That May Affect the Company's Future Results of Operations -- Impact Year 2000.

     At September 30, 1997, the Company's principal commitments consisted of obligations under its restructured loan agreement with IBM Credit and its obligations under building and capital leases. See Notes 2 and 3 to Consolidated Financial Statements. The Company is also a party to various litigation proceedings, the costs of defending which or the outcome of which could adversely affect the Company's liquidity. See "Business -- Legal Proceedings."

     A significant portion of the Company's net worth and liquidity is represented by the Company's remaining holdings in Splash. As of December 31, 1997, the Company owned 530,139 shares of Splash Common Stock, net of IBM Credit's option to purchase 174,113 shares at a nominal price. As of that date the closing price for Splash Common Stock was $22.50 per share.
Although the Company may trade its shares in the open market pursuant to Rule 144 or privately, the market price of Splash Common Stock has been volatile with relatively limited volume since Splash's secondary public offering in August 1997. There are other shareholders in Splash with large blocks of restricted common stock who may try to sell their shares at the same time as the Company. If too many shares are offered for sale at the same time, the price may be depressed. The Company's business plan for fiscal 1998 assumes that the proceeds from the sale of Splash Common Stock held by the Company will be sufficient to repay the balance of the IBM Credit facility and to provide sufficient working capital to the Company during fiscal 1998, but there can be no assurance that the Company will be able to effectively time its sales or that the market value of Splash Common Stock will be adequate to achieve such goals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

CONTINUING OPERATING LOSSES

     The Company experienced operating losses in each of its prior five fiscal years. In the future, the Company's ability to achieve and subsequently sustain profitable operations will depend upon a number of factors, including the Company's ability to control costs; the Company's ability to service its outstanding indebtedness to IBM Credit; the Company's ability to realize appreciation in minority ownership interests in Splash and other investments; the Company's ability to generate sufficient cash from operations or obtain additional funds to fund its operating expenses; the Company's ability to successfully market its software products; the Company's ability to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; the commercial acceptance of Apple computers and the MacOS and the rate and mix of Apple computers and related products sold; the Company's ability to successfully develop and market products for the Microsoft Windows and NT operating systems in a timely manner; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; the Company's ability to successfully negotiate a lease renewal for its main offices facility, negotiate a license for Apple's Quick Time Version 3.0 and greater, and negotiate a settlement or other favorable conclusion of the EFI litigation; and other factors. For these and other reasons, there can be no assurance that the Company will be able to achieve or subsequently maintain profitability in the near term, if at all.

FLUCTUATIONS IN OPERATING RESULTS

     The Company has experienced substantial fluctuations in operating results. The Company's customers generally order on an as-needed basis, and the Company has historically operated with relatively small backlogs. Quarterly sales and operating results depend heavily on the volume and timing of bookings received during the quarter, which are difficult to forecast. A substantial portion of the Company's revenues are derived from sales made late in each quarter, which increases the difficulty in forecasting sales accurately. Since the end of the Company's 1995 fiscal year, shortages of available cash have restricted the Company's ability to purchase inventory and have delayed the Company's receipt of products from suppliers and increased shipping and other costs. Furthermore, because of its financial condition, the Company believes that many suppliers are hesitant to continue their relationships with or extend credit terms to the Company and potential new suppliers are reluctant to provide goods to the Company. The Company recognizes sales upon shipment of product, and allowances are recorded for estimated uncollectable amounts, returns, credits and similar costs, including product warranties and price protection. Due to the inherent uncertainty of such estimates, there can be no assurance that the Company's forecasts regarding bookings, collections, rates of return, credits and related matters will be accurate. A significant portion of the operating expenses of the Company are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts which, as indicated above, are uncertain. Any inability on the part of the Company to adjust spending quickly enough to compensate for any failure to meet sales forecasts or to receive anticipated collections, or any unexpected increase in product returns or other costs, could also have an adverse impact on the Company's operating results. As a strategic response to a changing competitive environment, the Company has elected, and, in the future, may elect from time to time, to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company also completed a variety of business divestitures during fiscal 1996 and 1997, restructured the terms of its indebtedness to IBM Credit and issued a substantial amount of equity in the Company to its creditors in satisfaction of approximately $45.9 million in claims and indebtedness during the fourth quarter of fiscal 1996. In addition, the Company has begun to focus its efforts on developing and marketing software products, an area in which it has limited experience. As a result, the Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be likely to be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

VALUE AND LIQUIDITY OF INTEREST IN SPLASH TECHNOLOGY HOLDINGS, INC.

     A significant portion of the Company's net worth and liquidity resides in the Company's remaining holdings in Splash. Although the Company may trade its shares pursuant to Rule 144 or privately, the market price of Splash Common Stock has been volatile with relatively limited volume since Splash's secondary public offering in August 1997. There are other shareholders in Splash with large blocks of restricted common stock who may try to sell their shares when the Company is in the market. If too many shares are offered for sale at the same time, the price may be depressed. Ideally, proceeds from the sale of Splash Common Stock held by the Company will be sufficient to repay the balance of the IBM Credit facility and to provide sufficient working capital to the Company during fiscal 1998, but there can be no assurance that the Company will be able to effectively time its sales or that the market value of Splash Common Stock will be adequate to achieve such goals.

NEED FOR ADDITIONAL FINANCING; LOAN RESTRICTIONS

     The Company intends to finance its working capital needs through cash generated by operations, sales of liquid assets and borrowings under a restructured working line of credit with IBM Credit. Because the Company has experienced operating losses in each of its prior five fiscal years, the Company must significantly reduce operating expenses and/or significantly increase net sales in order to finance its working capital needs with cash generated by operations. Furthermore, pursuant to the restructured loan with IBM Credit, the Company is required to deposit its revenues in accounts subject to control by IBM Credit. At any time, regardless of whether the Company is in default of its obligations to IBM Credit, IBM Credit is permitted to apply these amounts towards the repayment of the Company's obligations to IBM Credit. This loan is also subject to mandatory prepayment as follows: (i) upon the disposition of any assets of the Company outside of the ordinary course of business, all net proceeds to the Company must be applied towards the Company's obligations under the loan; (ii) upon the closing of any financing, 10% of the proceeds must be applied towards the Company's obligations under the loan; (iii) upon the thirtieth day following the end of each fiscal quarter, an amount of no less than 50% of operating cash flow for such prior fiscal quarter must be applied towards the Company's obligations under the loan; and (iv) upon the receipt of any other amounts other than sales of inventory or used or obsolete equipment in the ordinary course of business, and not otherwise described in the preceding clause (i) -(iii), all of such amounts must be applied towards the Company's obligations under the loan. IBM Credit's control over the Company's financial resources as well as these prepayment provisions will place a further strain on the ability of the Company to fund its working capital needs internally. Accordingly, there can be no assurance that the Company will be able to successfully fund its working capital needs internally.

     Although the restructured loan provides for an amended working line of credit of up to $6.5 million, the Company will only be able to borrow amounts up to the "borrowing base" which is defined as fifty percent of the per-share value multiplied by the number of shares of Splash Common Stock owned by Radius excluding any shares subject to the option granted to IBM Credit. The amended working capital line of credit will be reduced to $5.5 million on January 9, 1998 and will be further reduced by fifty percent of the value of Splash Common Stock shares sold by the Company other than the shares representing the option held by IBM Credit. Also under the terms of the amended working capital line of credit, the Company has the obligation to sell up to 232,151 shares of Splash Common Stock at a price approved by IBM Credit and pay seventy-five percent of the proceeds to IBM Credit as a "cancellation fee" of the option that IBM holds for 174,113 shares of Splash Common Stock. Once the line of credit has been reduced to zero, the Company does not expect that it will be a source of working capital in the future.

     The restructured loan and amended working capital line of credit also imposes certain operating and financial restrictions on the Company and requires the Company to maintain certain financial covenants such as minimum working capital, restricts the ability of the Company to incur additional indebtedness, pay dividends, create liens, sell assets or engage in mergers or acquisitions, or make certain capital expenditures. The failure to comply with these covenants would constitute a default under the loan, which is secured by substantially all of the Company's assets. In the event of such a default, IBM Credit could elect to declare all of the funds borrowed pursuant thereto to be due and payable together with accrued and unpaid interest proceeding and to apply all amounts on deposit in the Company's bank accounts, which could result in the Company becoming a debtor in a bankruptcy. The loan restrictions could limit the ability of the Company to effect future financings or otherwise restrict corporate activities.

     As of September 30, 1997, the Company was not in compliance with all of the financial covenants under the restructured loan agreement and amended working capital line of credit (specifically, minimum working capital and current assets to current liabilities ratio) however, IBM Credit has waived such defaults. See Note 2 to Consolidated Financial Statements.

     In the event that the Splash Common Stock and the working capital line of credit are insufficient to fund the Company's working capital needs, the Company may need to raise additional capital through public or private financings, strategic relationships or other arrangements. There can be not assurance that such additional funding will be available on terms attractive to the Company, or at all. The failure of the Company to raise capital when needed would have a material adverse effect on the Company's business, operating results and financial condition. If the additional funds are raised through the issuance of equity securities, the percentage ownership of the Company of its then-current shareholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the Company's Common Stock.

DEPENDENCE ON AND COMPETITION WITH APPLE

     Historically, substantially all of the Company's products have been designed for and sold to users of Apple personal computers. Although the Company has begun to market certain products for the Windows environment, it is expected that sales of products for Apple computers will continue to represent substantially all of the sales of the Company for fiscal 1998. Apple has lost significant market share over the past couple of years and is experiencing declining sales in an absolute sense. The Company's operating results would be adversely affected if these trends should continue or if other developments were to adversely affect Apple's business. Furthermore, any continued difficulty that may be experienced by Apple in the development, manufacturing, marketing or sale of its computers, or other disruptions to, or uncertainty in the market regarding, Apple's business, resulting from these or other factors could result in further reduced demand for Apple computers, which in turn could materially and adversely affect sales of the Company's products. Recently, Apple has announced large losses, management changes, headcount reductions, and other significant events which have led to uncertainty in the market regarding Apple's business and products. In addition, news reports indicating that Apple may be or may have been the target of merger, acquisition, or takeover negotiations, have led or could lead to uncertainty in the market regarding Apple's business and products. Also, Apple's decision not to renew the licenses to the MacOS with the Mac clone manufacturers further limits the market available for the Company's Macintosh products.

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

     The Company is also dependent on sole or limited source suppliers for certain key components used in its products, including certain cables, digital video integrated circuits, color-calibrated monitors and other products. Certain other components and molded plastic parts are also purchased from sole or limited source suppliers. The Company purchases these sole or limited source components primarily pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with sole or limited source suppliers. Therefore, these suppliers are not obligated to supply products to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Although the Company expects that these suppliers will continue to meet its requirements for the components, there can be no assurance that they will do so, particularly in light of the Company's financial condition. The Company's reliance on a limited number of suppliers involves a number of risks, including the absence of adequate capacity, the unavailability or interruption in the supply of key components and reduced control over delivery schedules and costs. The Company expects to continue to rely on a limited number of suppliers for the foreseeable future. If these suppliers became unwilling or unable to continue to provide these components the Company would have to develop alternative sources for these components which could result in delays or reductions in product shipments which could have a material adverse effect on the

Company's business, operating results and financial condition.   Certain
suppliers, due to the Company's shortages in available cash, have put the Company on a cash or prepay basis and/or required the Company to provide security for their risk in procuring components or reserving manufacturing time, and there is a risk that suppliers will discontinue their relationship with the Company.

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

TECHNOLOGICAL CHANGE; CONTINUING NEED TO DEVELOP NEW PRODUCTS

     The personal computer industry in general, and color publishing and video applications within the industry, are characterized by rapidly changing technology, often resulting in short product life cycles and rapid price declines. The Company believes that its success will be highly dependent on its ability to develop innovative and cost-competitive new products and to bring them to the marketplace in a timely manner. Should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. Technological innovation is particularly important for the Company, since its business is based on its ability to provide functionality and features not included in Apple's products. As Apple introduces new products with increased functionality and features, the Company's business will be adversely affected unless it develops new products that provide advantages over Apple's latest offerings. As a result of the Company's financial condition, it has had to significantly reduce its research and development expenditures. For the 1997 fiscal year, the Company spent approximately $5.0 million on research and development as compared with approximately $7.5 million for the 1996 fiscal year and $19.3 for the 1995 fiscal year. Furthermore, as described in "-- Need for Additional Financing; Loan Restrictions," the terms of the restructured loan with IBM Credit will restrict the Company's ability to fund its working capital needs and, as a result, the ability of the Company to maintain historical levels of research and development expenditures. Continued reduction in the available cash resources of the Company could result in the interruption or cancellation of research and product development efforts which would have a material adverse effect on the business, operating results and financial condition of the Company.

     The Company anticipates that the video editing industry will follow the pattern of the professional publishing industry in which desktop publishing products, including those produced by Radius, replaced more expensive, proprietary products, and the Company also anticipates that this evolution will lead to an increase in the purchase and use of video editing products, in particular digital video editing products for use with digital video camcorders. As a result, the Company has devoted significant resources to this product line. There can be no assurance that this evolution will occur in the digital video editing industry as expected by the Company, or that even if it does occur that it will not occur at a slower pace than anticipated. There can also be no assurance that any digital video editing products developed by the Company will achieve consumer acceptance or broad commercial success. In the event that the increased use of such video editing products does not occur or in the event that the Company is unable to successfully develop and market such products, the Company's business, operating results and financial condition would be materially adversely affected, particularly in light of the fact that the Company anticipates that it will begin to de-emphasize many of its traditional hardware products in the future.

DEPENDENCE ON INDIRECT DISTRIBUTION CHANNELS

     The Company's primary means of distribution is through a limited number of third-party distributors and master resellers that are not under the direct control of the Company. Furthermore, the Company relies on one exclusive or primary distributor for its sales in each of Japan and Europe. The Company does not maintain a direct sales force. As a result, the Company's business and financial results are highly dependent on the amount of the Company's products that is ordered by these distributors and resellers. Such orders are in turn dependent upon the continued viability and financial condition of these distributors and resellers as well as on their ability to resell such products and maintain appropriate inventory levels. Furthermore, many of these distributors and resellers generally carry the product lines of a number of companies, are not subject to minimum order requirements and can discontinue marketing the Company's products at any time. Accordingly, the Company must compete for the focus and sales efforts of these third parties. Because certain of the Company's major suppliers have arrangements with the Company pursuant to which certain of the Company's major customers are responsible for payment of goods sent to the Company, the Company is dependent on certain resellers to make payments to its suppliers. In addition, due in part to the historical volatility of the personal computer industry, certain of the Company's resellers have from time to time experienced declining profit margins, cash flow shortages and other financial difficulties. The future growth and success of the Company will continue to depend in large part upon its indirect distribution channels, including its reseller channels. If its resellers or other distributors were to experience financial difficulties, the Company's results of operations could be adversely affected.

INTERNATIONAL SALES

     Prior to the second fiscal quarter of 1996, the Company's international sales were primarily made through distributors and the Company's subsidiary in Japan. Effective April 1, and July 1, 1996 the Company appointed an exclusive distributor for Japan and Europe, respectively. The Company expects that international sales, particularly sales to Japan, will represent a significant portion of its business activity and that it will be subject to the normal risks of international sales such as currency fluctuations, longer payment cycles, export controls and other governmental regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. Furthermore, a reduction in sales efforts or financial viability of the distributors could adversely affect the Company's net sales and its ability to provide service and support to Japanese and European customers. Additionally, fluctuations in exchange rates could affect demand for the Company's products. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, the Company's business, operating results and financial condition could be materially adversely affected. Net sales could also be adversely affected in the future as a result of the exclusive distributor relationships for Japan and Europe because the Company will only recognize as net sales a portion of the sales price of any product sold through such distributor arrangements. Accordingly, even if sales for such regions increase or remain similar to historic levels, the Company would recognize a lesser amount of net sales for such regions as compared to historic levels.

     During the third quarter of fiscal 1997, the exclusivity clause in the agreement with the Japanese distributor was terminated. No other distribution relationship for Japan has been entered into by the Company.

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, product development and operational personnel and the Company's ability to retain and continue to attract highly skilled personnel. The Company does not carry any key person life insurance with respect to any of its personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain qualified employees.
Many members of the Company's management have departed within the past year, including its former President and Chief Executive Officer and three other Vice Presidents, and the Company has also had substantial layoffs and other employee departures. Because of the Company's financial difficulties and the very tight labor market for technical personnel, it has become increasingly difficult for it to hire new employees and retain key management and current employees. The failure of the Company to attract and retain key personnel would have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company has received, and may receive in the future, communications asserting that its products infringe the proprietary rights of third parties, and the Company is engaged and has been engaged in litgiation alleging that the Company's products infringe others' patent rights. As a result of such claims or litigation, it may become necessary or desirable in the future for the Company to obtain licenses relating to one or more of its products or relating to current or future technologies, and there can be no assurance that it would be able to do so on commercially reasonable terms. See "Business -- Patents and Licenses" and "Litigation."

IMPACT OF YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has been studying this issue but has not yet completed the process. As a result, the Company has no reasonable basis to conclude that the Year 2000 Issue will not materially affect future financial results, or cause reported financial information not to be indicative of future operating results or future financial condition.

SHARES ELIGIBLE FOR FUTURE SALE

     Sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of the Company's Common Stock. The Company estimates that approximately 10 million shares of common stock issued to unsecured creditors under the Plan in September 1996 have not yet been sold and are eligible for sale under Rule 144. The tradability of such shares of Common Stock could materially and adversely affect the market price of the Common Stock. See "-- Volatility of Stock Price."

     As of September 30, 1997, there were 6,683,471 shares of Common Stock reserved for issuance upon exercise of outstanding options by employees and consultants. As of such date there were an additional 932,550 shares of Common Stock available for issuance under options to be granted to employees and consultants and 158,998 shares reserved for issuances for purchases under the Company's Employee Stock Purchase Plan. Additionally, 152,500 shares of Common Stock were reserved for issuance under the Company's stock option plans for non-employee directors, 47,500 of which were subject to outstanding options. The Company has amended its 1995 Stock Option Plan (the "1995 Plan") to increase the number of shares available for issuance thereunder by 2,700,000 shares, subject to shareholder approval at its Annual Meeting of Shareholders in February 1998. The Company may also seek to obtain Board and/or shareholder approval for grants of options in excess of the amounts described above. All of the shares of Common Stock to be issued upon exercise of options granted or to be granted or upon stock purchases will be available for sale in the public market. Such availability will further increase the number of freely tradeable shares of Common Stock outstanding which could exert downward pressure on the trading price of the Common Stock.

POSSIBLE DELISTING OF COMMON STOCK FROM NASDAQ SMALLCAP MARKET

     The Company's Common Stock is listed on the Nasdaq SmallCap Market pursuant to an agreement with the NASD which requires that the Company comply with the continued listing requirements for the Nasdaq SmallCap Market. Failure to meet the continued listing requirements in the future would subject the Common Stock to delisting. Companies traded on the Nasdaq SmallCap Market will be required commencing in March 1998, for example, to maintain a minimum bid price of $1.00 per share. Because the Company's Common Stock has not traded over $1.00 per share since November 1996, the
Common Stock could be delisted from the Nasdaq SmallCap Market.   As a
result, the Board of Directors has proposed, subject to shareholder approval at the February 1998 annual meeting of shareholders, a significant reverse stock split if the trading price of the Company's Common Stock remains below $1.00 per share, but there can be no assurance that such a proposal will be timely approved by the shareholders, or if approved, that the stock price will perform as hoped. If the Company's Common Stock is delisted, there can be no assurance that the Company will meet the requirements for initial inclusion on Nasdaq in the future, particularly in light of the fact that Nasdaq requires traded securities to have a $4.00 minimum per share bid requirement. Moreover, the NASD is considering the elimination of the SmallCap Market altogether. Trading, if any, in the listed securities after delisting or the elimination of the SmallCap Market would be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets." As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information concerning the Company's directors required by Item 10 is incorporated by reference herein to section entitled "Proposal No. 1 -Election of Directors" of the Proxy Statement The information concerning the Company's executive officers required by Item 10 is incorporated by reference to Item 4A in Part 1 hereof entitled "Executive Officers of Registrant."

     With the exception of the information specifically stated as being incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation" and "Proposal No. 1 -Election of Directors--Compensation of Directors" of the Proxy Statement.

     With the exception of the information specifically stated as being incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

     With the exception of the information specifically stated as being incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" of the Proxy Statement.

     With the exception of the information specifically stated as being incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

                                   PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS. The Company's financial statements filed herewith are as follows:

                                                                            Page
                                                                            ----
       Report of Ernst & Young LLP, Independent Auditors                     35

       Consolidated Balance Sheets at September 30, 1997 and 1996            36

       Consolidated Statements of Operations for the Years Ended
       September30, 1997, 1996 and 1995                                      37

       Consolidated Statements of Convertible Preferred Stock and
       Shareholders' Equity for the Years Ended September 30, 1997,
       1996, and 1995                                                        38

       Consolidated Statements of Cash Flows for the Years Ended
       September 30, 1997, 1996, and 1995                                    39

       Notes to Consolidated Financial Statements                            40


(a)(2) FINANCIAL STATEMENT SCHEDULES.  The Company's financial statement
       schedule filed herewith is as follows:                               Page
                                                                            ----

       Schedule II:  Valuation and Qualifying Accounts                       55

       All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information required is shown either in the financial statements or the notes thereto.

(a)(3) The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT
NUMBER                     EXHIBIT TITLE
-------                    -------------

 2.01    --   Agreement and Plan of Reorganization dated May 20, 1994
              between Radius Inc. and SuperMac Technology, Inc. (1)

 2.02    --   Modification Agreement dated July 21, 1994 to Agreement and
              Plan of Reorganization between Radius Inc. and SuperMac
              Technology, Inc. (1)

 2.03    --   Agreement and Plan of Reorganization dated July 19, 1994
              between Radius Inc. and VideoFusion, Inc. (2)

 2.04    --   First Amendment to Agreement and Plan of Reorganization
              between Radius Inc. and VideoFusion, Inc. dated August 25,
              1994. (3)

 2.05    --   Second Amendment to Agreement and Plan of Reorganization
              between Radius Inc. and VideoFusion, Inc. dated September 6,
              1994. (3)

 2.06    --   Third Amendment to Agreement and Plan of Reorganization
              between Radius Inc. and VideoFusion, Inc. dated May 10,
              1995. (3)

EXHIBIT
NUMBER                     EXHIBIT TITLE
-------                    -------------

 2.07    --   Merger Agreement (the "Merger Agreement") dated as of
              December 21, 1995 among Radius Inc., Splash Technology, Inc.,
              Summit Subordinated Debt Fund, L.P., Summit Ventures IV, L.P.,
              Summit Investors II, L.P., Splash Technology Holdings, Inc. and
              Splash Merger Company, Inc. (4)

 2.08    --   Amendment No. 1 to Merger Agreement dated as of January 30,
              1996. (4)

 3.01    A    Registrant's Sixth Amended and Restated Articles of
              Incorporation. (5)

         B Certificate of Amendment of Registrant's Sixth Amended and Restated Articles of Incorporation. (3)

         C Certificate of Amendment of Registrant's Sixth Amended and Restated Articles of Incorporation. (17)

         D Certificate of Determination of Preferences of Series A Convertible Preferred Stock of Radius Inc. (17)

 3.02    --   Registrant's Bylaws. (6)

 4.01    --   Specimen Certificate for shares of Common Stock of the
              Registrant. (7)

 4.02    --   Specimen Certificate for shares of Series A Convertible
              Preferred Stock of the Registrant. (17)

 4.03    A    Warrant dated September 13, 1995 between IBM Credit
              Corporation and the Registrant. (17)

         B    Warrant dated October 13, 1996, between Mitsubishi
              Electronics America, Inc. and the Registrant. (18)

 4.04    --   Form of Registration Rights Agreement between the Registrant and certain shareholders. (17)

         A The Registrant's Sixth Amended and Restated Articles of Incorporation. (5)

         B Certificate of Amendment of Registrant's Sixth Amended and Restated Articles of Incorporation. (3)

         C Certificate of Amendment of Registrant's Sixth Amended and Restated Articles of Incorporation. (See exhibit 3.01)

         D Certificate of Determination of Preferences of Series A Convertible Preferred Stock of Radius Inc. (See exhibit 3.01).

 4.05    --   The Registrant's Bylaws. (6)

 4.06    --   *Non-Plan Stock Option Grant to Charles W. Berger. (8)

 4.07    --   Form of Subscription Agreement. (17)

 4.08    --   Form of Right. (18)

 10.01   A    *Registrant's 401(k) Savings and Investment Plan. (9)

         B    *Amendment to Registrant's 401(k) Savings and Investment
              Plan. (3)

         C    *Registrant's 401(k) Savings and Investment Plan Loan Policy.
              (3)

 10.02   --   *Registrant's 1995 Stock Option Plan. (3)

EXHIBIT
NUMBER                     EXHIBIT TITLE
-------                    -------------

 10.03   --   *Form of Stock Option Agreement and Exercise Request as
              currently in effect under 1995 Stock Option Plan. (3)

 10.04   --   *Registrant's 1990 Employee Stock Purchase Plan and related documents. (10)

 10.05   --   *Registrant's 1994 Directors' Stock Option Plan. (3)

 10.06   --   Form of Indemnity Agreement with Directors. (7)

 10.07   --   Credit Agreement by and among Radius Inc., the certain
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

 10.10   --   Lease Agreement by and between Registrant and South
              Bay/Copley Associates III Joint Venture dated May 11, 1992;
              Sublease by and between Core Industries, Inc. and Registrant dated
              May 12, 1992; and related documents (2040 Fortune Drive, San Jose
              California offices). (13)

 10.11   --   *Employment Agreement by and between Registrant and Charles
              W. Berger dated February 26, 1993 as amended on September 17,
              1993. (14)

 10.12   --   Full Recourse Promissory Note with Charles W. Berger. (14)

 10.13   --   *SuperMac Technology, Inc.'s 1988 Stock Option Plan ("Option
              Plan"). (15)

 10.14   --   *SuperMac Technology, Inc.'s Form of Incentive Stock Option
              Agreement under the Option Plan. (15)

 10.15   --   *SuperMac Technology, Inc.'s Form of Supplemental Stock
              Option Agreement under the Option Plan. (15)

 10.16   --   *SuperMac Technology, Inc.'s Form of Early Exercise Stock
              Purchase Agreement under the Option Plan. (15)

 10.17   --   Distribution Agreement between Radius Inc. and Ingram Micro,
              Inc. dated June 5, 1991 as amended on April 1, 1992, May 31, 1995 and July 14, 1995.  (16)

 10.18   --   Amended and Restated Working Capital and Term Loan Agreement
              dated as of August 30, 1996 between IBM Credit Corporation and the
              Registrant.  (18)

 10.19   --   Amended and Restated Working Capital and Term Loan Agreement
              dated as of May 12, 1997 between IBM Credit Corporation and the
              Registrant.  (19)

EXHIBIT
NUMBER                     EXHIBIT TITLE
-------                    -------------

 10.20    --   *Employment Agreement by and between Registrant and Mark
               Housley dated December 20, 1996.  (20)

 10.21    --   Amended and Restated Working Capital and Term Loan Agreement
               dated as of November 10, 1997 between IBM Credit Corporation and the Registrant.

 11.01    --   Computation of per share earnings.

 21.01    --   List of Registrant's subsidiaries.

 23.01    --   Consent of Ernst & Young LLP, Independent Auditors.

 27.01    --   Financial Data Schedule (EDGAR version only)

---------------

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

(14) Incorporated by reference to exhibits to the Company's Report on Form 10-K filed on January 3, 1994.

(15) Incorporated by reference to exhibits to SuperMac Technology, Inc.'s Registration Statement on Form S-1, as amended (File No. 33-46800), which became effective on May 15, 1992.

(16) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on August 15, 1995.

(17) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-12417) filed on September 20, 1996.

(18) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-12417) filed on November 12, 1996.

(19) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on August 12, 1997.

(20) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on February 11, 1997.


* management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.
---------------



(b) REPORTS ON FORM 8-K. The following report on Form 8-K was filed during the last quarter of fiscal 1997:

     A report pursuant to Items 2, 5, and 7 of Form 8-K was filed by the Company on August 25, 1997 describing the sale of 996,875 shares of Splash Technology Holdings, Inc. Common Stock owned by the Company. A pro forma balance sheet reflecting the sale of such shares as of June 30, 1997 was included therewith.

(c)  EXHIBITS - See (a) (3) above.

(d)  FINANCIAL STATEMENT SCHEDULES - See (a)(2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RADIUS INC.


                                       By: /s/ Mark Housley
                                           ------------------------------------
                                           Mark Housley
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President


                               POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Mark Housley and Henry V. Morgan, jointly and severally, his true and attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


NAME                                          TITLE                                DATES
----                                          -----                                -----

PRINCIPAL EXECUTIVE OFFICER:


/s/ Mark Housley                  Chairman of the Board of Directors,       January 9, 1998
------------------------------    Chief Executive Officer and President
Mark Housley

PRINCIPAL FINANCIAL OFFICER
AND CHIEF ACCOUNTING OFFICER:


/s/ Henry V. Morgan               Senior Vice President,                    January 9, 1998
------------------------------    Chief Financial Officer and Secretary
Henry V. Morgan

DIRECTORS:


/s/ Michael D. Boich              Director                                  January 9, 1998
------------------------------
Michael D. Boich


/s/ Charles W. Berger             Director                                  January 9, 1998
------------------------------
Charles W. Berger


/s/ John C. Kirby                 Director                                  January 9, 1998
------------------------------
John C. Kirby


              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
RADIUS INC.

We have audited the accompanying consolidated balance sheets of Radius Inc.
as of September 30, 1997 and 1996, and the related consolidated statements of operations, convertible preferred stock and shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997.
Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radius Inc. at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/  ERNST & YOUNG LLP

San Jose, California
November 4, 1997

CONSOLIDATED BALANCE SHEETS

September 30  (in thousands)

                                                                                 1997                  1996
                                                                                 ----                  ----
ASSETS
Current assets:
 Cash and cash equivalents                                                        $  773             $  2,974
 Accounts receivable, net of allowance for doubtful accounts
  of $4,758 in 1997 and $2,132 in 1996                                             2,168                8,123
 Inventories                                                                         805               12,852
 Investment in Splash Technology Holdings, Inc. - current portion                 22,093                    -
 Prepaid expenses and other current assets                                           184                  366
 Income tax receivable                                                                 -                  514
                                                                               ---------            ---------
 Total current assets                                                             26,023               24,829

Investment in Splash Technology Holdings, Inc. - noncurrent portion                    -               19,152
Property and equipment, net                                                          249                1,495
Deposits and other assets                                                              -                   50
                                                                               ---------            ---------
                                                                               $  26,272            $  45,526
                                                                               ---------            ---------
                                                                               ---------            ---------

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                               $  4,511             $  5,004
 Accrued payroll and related expenses                                              1,320                2,678
 Accrued warranty costs                                                              538                  478
 Other accrued liabilities                                                         2,690                2,545
 Accrued income taxes                                                              2,111                2,227
 Accrued restructuring and other charges                                           2,033                  425
 Short-term borrowings                                                             4,638                1,922
 Obligations under capital leases - current portion                                  273                1,074
                                                                               ---------            ---------
 Total current liabilities                                                        18,114               16,353

Long-term borrowings                                                                   -               21,940
Obligations under capital leases-noncurrent portion                                    -                  273

Commitments and contingencies

Convertible preferred stock, no par value, 750 shares
 authorized and issued and outstanding in 1996                                         -                3,000
Shareholders' Equity:
 Preferred stock, no par value, 2,000 authorized; none
  issued and outstanding in 1997                                                       -                    -
 Common stock, no par value; 100,000 shares authorized;
  issued and outstanding--55,017 shares in 1997 and
  54,408 shares in 1996                                                          168,994              168,746
 Accumulated deficit                                                            (182,972)            (183,968)
 Unrealized gain on available-for-sale securities                                 22,093               19,152
 Accumulated translation adjustment                                                   43                   30
                                                                               ---------            ---------

 Total shareholders' equity                                                        8,158                3,960
                                                                               ---------            ---------
                                                                               $  26,272            $  45,526
                                                                               ---------            ---------
                                                                               ---------            ---------

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

For years ended September 30
(in thousands, except per share data)

                                                             1997           1996           1995
                                                             ----           ----           ----
Net sales                                               $  26,276      $  88,129       $308,133
Commissions and royalties                                   4,874          2,161              -
                                                        ---------      ---------       --------
     Total net sales                                       31,150         90,290        308,133

Cost of sales                                              31,032         77,382        302,937
                                                        ---------      ---------       --------
     Gross profit                                             118         12,908          5,196
                                                        ---------      ---------       --------
Operating expenses:
 Research and development                                   5,002          7,478         19,310
 Selling, general and administrative                       21,355         25,886         90,068
                                                        ---------      ---------       --------
     Total operating expenses                              26,357         33,364        109,378
                                                        ---------      ---------       --------
Loss from operations                                     ( 26,239)       (20,456)      (104,182)
Other income (expense), net                                30,600         24,032         (3,045)
Interest expense                                           (2,777)        (3,736)        (3,023)
Litigation settlement                                           -              -        (12,422)
                                                        ---------      ---------       --------
Income (loss) before income taxes                           1,584           (160)      (122,672)
Provision for income taxes                                    316            815          9,070
                                                        ---------      ---------       --------

Net income (loss)                                        $  1,268        $  (975)     $(131,742)
                                                        ---------      ---------       --------
                                                        ---------      ---------       --------

Preferred stock dividend                                      272              -              -
                                                        ---------      ---------       --------
Net income (loss) applicable to
common shareholders                                        $  996        $  (975)     $(131,742)
                                                        ---------      ---------       --------
                                                        ---------      ---------       --------

Net income (loss) per common share                        $  0.02       $  (0.05)      $  (8.75)
                                                        ---------      ---------       --------
                                                        ---------      ---------       --------
Shares used in computing net income
(loss) per common share                                    55,223         21,251         15,049
                                                        ---------      ---------       --------
                                                        ---------      ---------       --------

See accompanying notes.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS'
EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
(IN THOUSANDS)

                                                                                           Shareholder's Equity
                                                                          -------------------------------------------------------
                                                                                     Accumulated      Unrealized
                                                                                       Deficit          Gain on
                                                          Convertible                    and          Available-        Total
                                                           Preferred      Common     Translation       for-Sale     Shareholders'
                                                             Stock         Stock     Adjustment       Securities       Equity
                                                          -----------     ------     -----------      ----------    -------------
Balance at September 30, 1994                               $     -      $ 87,017    $ (51,326)         $     -      $  35,691
 Issuance of 214 shares of common stock
  under Stock Option Plans                                        -         1,254            -                -          1,254
 Issuance of 162 shares of common stock
  under Employee Stock Purchase Plan                              -         1,298            -                -          1,298
 Issuance of 212 shares of common stock
  pursuant to business acquisition                                -         2,857            -                -          2,857
 Settlement of Litigation                                         -        12,022            -                -         12,022
 Issuance of 2,509 shares of common stock
  through private placement                                       -        21,365            -                -         21,365
 Currency translation adjustment                                  -             -          138                -            138
 Net loss                                                         -             -     (131,742)               -       (131,742)
                                                             ------      --------    ---------        ---------      ---------
Balance at September 30, 1995                                     -       125,813     (182,930)               -        (57,117)
 Issuance of 120 shares of common stock
  under Stock Option Plans                                        -           406            -                -            406
 Issuance of 14 shares of common stock under
  Employee Stock Purchase Plan                                    -            24            -                -             24
 Issuance of 36,294 shares of common
  stock to Creditors                                              -        42,503            -                -         42,503
 Issuance of 750 shares of preferred stock to IBM             3,000             -            -                -              -
 Issuance of 837 shares of common stock
  in partial settlement of litigation                             -             -            -                -              -
 Unrealized gain on available-for-sale securities                 -             -            -           19,152         19,152
 Currency translation adjustment                                  -             -          (33)               -            (33)
 Net loss                                                         -             -         (975)               -           (975)
                                                             ------      --------    ---------        ---------      ---------
Balance at September 30, 1996                                 3,000       168,746     (183,938)          19,152          3,960
 Issuance of 526 shares of common stock
  under Stock Option Plans                                        -           200            -                -            200
 Issuance of 83 shares of common stock under
  Employee Stock Purchase Plan                                    -            48            -                -             48
 Redemption of 750 shares of preferred stock
  held by IBM                                                 (3000)            -            -                -              -
 Unrealized gain on available-for-sale securities                 -             -            -            2,941          2,941
 Currency translation adjustment                                  -             -           13                -             13
 Dividends paid on convertible preferred stock                    -             -         (272)               -           (272)
 Net income                                                       -             -        1,268                -          1,268
                                                             ------      --------    ---------        ---------      ---------
Balance at September 30, 1997                                $    -      $168,994    $(182,929)       $  22,093      $   8,158
                                                             ------      --------    ---------        ---------      ---------
                                                             ------      --------    ---------        ---------      ---------

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
For years ended September 30
(in thousands)

                                                                1997          1996           1995
                                                             ---------      ---------     ----------
Cash flows from operating activities:
 Net income (loss)                                             $1,268          $(975)     $(131,742)
 Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
   Depreciation and amortization                                  801           1453          4,689
   Gain on the sale of Splash Common Stock in 1997
    and the Color Server Group in 1996                        (30,779)       (20,638)             -
   Non-cash restructuring and other charges                     2,162              -         57,865
   Common stock to be issued                                        -              -         12,022
   Loss on disposal of fixed assets                               500            258              -
 (Increase) decrease in assets:
    Accounts receivable                                         3,342         56,698         (5,471)
    Allowance for doubtful accounts                             2,626         (6,269)         5,954
    Inventories                                                12,047            811        (27,140)
    Prepaid expenses and other current assets                     182          1,970           (862)
    Income tax receivable                                         514              5          8,564
    Deferred income taxes                                           -              -          8,400
   Increase (decrease) in liabilities:
    Accounts payable                                             (493)       (19,874)        33,843
    Accrued payroll and related expenses                       (1,492)        (3,007)        (1,871)
    Accrued warranty costs                                         60         (2,582)           915
    Other accrued liabilities                                     145         (8,235)         5,270
    Accrued income taxes                                         (116)           562            428
    Accrued restructuring and other charges                      (420)       (16,588)       (13,601)
                                                             --------       --------       --------
     Total adjustments                                        (10,921)       (15,436)        89,005
                                                             --------       --------       --------
      Net cash used in operating activities                    (9,653)       (16,411)       (42,737)
                                                             --------       --------       --------

Cash flows from investing activities:
 Capital expenditures                                             (55)          (175)        (1,894)
 Deposits and other assets                                         50            467           (238)
 Net proceeds from the sale of Splash Common Stock in
  1997 and the Color Server Group in 1996                      30,779         20,163              -
                                                             --------       --------       --------
      Net cash provided by (used in) investing activities      30,774         20,455         (2,132)
                                                             --------       --------       --------
Cash flows from financing activities:
 Principal payment of short-term borrowings, net                2,716         (4,782)        11,394
 Principal payment of long-term borrowings, net               (21,940)             -              -
 Redemption of preferred stock and related dividend            (3,272)             -              -
 Issuance of common stock                                         248            430         23,917
 Principal payments under capital leases                       (1,074)        (1,478)        (1,679)
                                                             --------       --------       --------
      Net cash provided by (used in)
       financing activities                                   (23,322)        (5,830)        33,632
                                                             --------       --------       --------
Net decrease in cash and cash equivalents                      (2,201)        (1,786)       (11,237)
Cash and cash equivalents, beginning of year                    2,974          4,760         15,997
                                                             --------       --------       --------
Cash and cash equivalents, end of year                       $    773       $  2,974       $  4,760
                                                             --------       --------       --------
                                                             --------       --------       --------

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of Radius Inc. ("Radius" or the "Company") and its wholly-owned subsidiaries after elimination of significant intercompany transactions and balances.

  FINANCIAL STATEMENT ESTIMATES

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

  MANAGEMENT'S BUSINESS RECOVERY PLANS

       As shown in the accompanying consolidated financial statements, the Company has incurred recurring operating losses. In addition, as of September 30, 1997, the Company was not in compliance with all of the financial covenants under its credit agreement dated May 12, 1997 with IBM Credit. See Note 2.

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

       During fiscal 1996 and 1997, management implemented a number of actions to address its cash flow and operating issues, including: restructuring its outstanding indebtedness to trade creditors and its secured creditor; refocusing its efforts on providing solutions for high end digital video and graphics customers; discontinuing sales of mass market and other low value added products; divesting a number of businesses and product lines; significantly reducing expenses and personnel headcount; and subleasing a significant portion of its current facility lease given its reduced occupancy requirements.

       During fiscal 1998, additional funds may be needed to finance ongoing operations and to implement the Company's development plans and for other purposes. The Company plans to generate cash from operations and by divesting certain liquid assets and is investigating possible financing and strategic partnering opportunities. Regarding the Company's Splash Technology Holdings, Inc. ("Splash") securities (the "Splash Common Stock"), after the completion of the sale of 996,875 shares during fiscal 1997 and 40,000 shares in December 1997, the Company continues to own 530,139 shares of Splash Common Stock (net of the option to buy 174,113 shares held by IBM Credit exercisable at a nominal price). These securities are "restricted securities" under Rule 144 promulgated under the Securities Act and are currently available for sale, subject to certain volume, manner of sale notice and availability of public information requirements of such rule. The closing price of Splash Common Stock at fiscal year end 1997 was $38.75 per share resulting in unrealized gain on available-for-sale securities of approximately $22.1 million. As of December 31, 1997, the per share price of Splash Common Stock was $22.50 resulting in an aggregate value of the Company's investment of approximately $11.9 million. There can be no assurance the Company will be able to realize this value in the Splash Common Stock or that such financing or strategic partnering opportunities will materialize. There can also be no assurance that additional financing will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results of operations. See Note 2.

  FISCAL YEAR

       The Company's fiscal year ends on the Saturday closest to September 30 and includes 52 weeks in all fiscal years presented. During fiscal 1995, the Company changed its fiscal year end from the Sunday closest to September

  30 to the Saturday closest to September 30 for operational efficiency purposes. For consistency of presentation, all fiscal periods in this Form 10-K are reported as ending on a calendar month end.

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

  INVENTORIES

       Inventories are stated at the lower of cost or market. Cost is determined using standard costs that approximate cost on a first-in, first-out basis. The Company reviews the levels of its inventory in light of current and forecasted demand to identify and provide reserves for obsolete, slow-moving, or non-salable inventory. Inventories consist of the following (in thousands):

                                        September 30,
                                     --------------------
                                      1997        1996
                                     -----       --------
      Raw materials                  $   -       $    124
      Work in process                  176          4,488
      Finished goods                   629          8,240
                                     -----       --------
                                     $ 805       $ 12,852
                                     -----       --------
                                     -----       --------

  PROPERTY AND EQUIPMENT

       Property and equipment is stated at cost and consists of the following (in thousands):

                                       September 30,
                                     -------------------
                                      1997       1996
                                     -------   ---------
      Computer equipment             $18,170   $  18,091
      Machinery and equipment            553      10,660
      Furniture and fixtures             626       5,793
      Leasehold improvements             439         770
                                     -------   ---------
                                      19,788      35,314
      Less accumulated depreciation
         and amortization            (19,539)    (33,819)
                                     -------   ---------
                                     $   249   $   1,495
                                     -------   ---------
                                     -------   ---------


       Depreciation has been provided for using the straight-line method over estimated useful lives of three to five years. Equipment under capital leases and leasehold improvements have been fully amortized.

  CARRYING VALUE OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
  DISPOSED OF

      In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of, the Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its long-lived assets. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value.

  REVENUE RECOGNITION

      Revenue is recognized when products are shipped. Sales to certain resellers are subject to agreements allowing certain rights of return and price protection on unsold merchandise held by these resellers.
  The Company provides for
  estimated returns at the time of shipment and for price protection following price declines. Revenue earned under royalty or commission agreements is recognized in the period in which it is earned.

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

  NET INCOME (LOSS) PER SHARE

      Net income (loss) per share is computed using the weighted average number of common shares and dilutive common stock equivalents outstanding.

      Assuming the conversion of accounts payable and other creditor debt into common stock in the fourth quarter of fiscal 1996 had occurred at the beginning of fiscal 1996, the supplemental loss per share for fiscal 1996 would have been $0.02 per share.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The application of the FAS 128 new "basic earnings per share" calculation results in basic earnings
  (loss) per share that is not materially different from net income
  (loss) per common share as reported as of September 30, 1997, 1996 and 1995. The Company does not expect the new diluted calculation to be materially different from fully diluted earnings per share.

  CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. Cash equivalents are carried at cost which approximates market. There were no short-
  term investments as of September 30, 1997 or 1996.   Approximately $0.1
  million of the $0.8 million of cash at September 30, 1997 was restricted under various letters of credit.

  OFF BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK

       The Company sells its products to direct computer resellers in the United States and to distributors in various foreign countries. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

  RELATED PARTIES

       IBM Credit was a related party through August 1997 as a result of its ownership interests in the Company. See Notes 2, 10 and 11. Also, during the calendar year 1995, IBM Credit's parent corporation, International Business Machines Corporation, manufactured systems products (specifically Mac clones) for the Company for which it was paid approximately $20 million through the IBM credit facility.

       SCI Technology, Inc. ("SCI") and Mitsubishi Electronics America, Inc. ("Mitsubishi") were related parties due to board membership and/or stock ownership with respect to the Company. As of December 24, 1997, SCI and Mitsubishi no longer own significant interests in the Company, nor participate through board membership. SCI and Mitsubishi are suppliers to the Company. During fiscal 1997, 1996 and 1995 purchases from SCI were approximately $10.0 million, $25.2 million and $10.0, respectively, and purchases from Mitsubishi were approximately $13.1 million, $14.1 million and $30.0 million, respectively. As of September 30, 1997 and 1996, the Company had accounts payable amounting to approximately $0.1 million and $0.1 million to SCI, respectively, and approximately $0.5 million and $1.5 million to Mitsubishi, respectively.

  FAIR VALUE DISCLOSURES

       The carrying values and fair values of various financial instruments are summarized as follows as of September 30, 1997 (in thousands):


                                    Carrying Value           Fair Value
                                    --------------           ----------

      Cash and cash equivalents         $     773              $  773
      Investment in Splash Technology
       Holdings, Inc. (See Note 10)        22,093              22,093
      Short-term borrowings                (4,638)             (4,638)


       The fair value of short-term borrowings are estimated to approximate their carrying value as the borrowings are subject to variable interest rates.

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

  RECLASSIFICATIONS

       Certain amounts in the September 30, 1996 and 1995 financial statements have been reclassified to conform to the current year presentation.

NOTE TWO.  BORROWINGS

  LINE OF CREDIT ARRANGEMENT

       In February 1995, the Company and IBM Credit Corp. ("IBM Credit") entered into a $30.0 million Inventory and Working Capital Financing Agreement (the "Loan Agreement"). The Loan Agreement permitted advances for inventory and working capital up to the lesser of $30.0 million or 85% of eligible receivables ("Inventory and Working Capital Advances"). In September 1995, IBM Credit advanced an additional $20.0 million under the Loan Agreement to finance the manufacturing of the Company's MacOS compatible products (the "MacOS Advances").

       Immediately prior to the consummation of the restructuring of its unsecured and secured debt in September 1996 (the "Plan"), amounts outstanding to IBM Credit were approximately $26.4 million (See Note 11). In connection with the Plan, IBM Credit received 750,000 shares of the Company's Series A Convertible Preferred Stock and warrants to purchase 600,000 shares of Common Stock in consideration of the cancellation of $3.0 million of indebtedness to IBM Credit and for an additional advance of approximately $470,000. In addition, IBM Credit restructured the terms of the remaining approximately $23.4 million indebtedness into a working line of credit and a term loan. The term loan was repaid and the Convertible Preferred Stock was redeemed in August 1997 with the proceeds from the sale of Splash Common Stock.

       The agreement with IBM Credit was amended on November 10, 1997 to increase the working capital line of credit from $5.0 million to $6.5 million. Under the terms of the amended working capital line of credit, the maximum amount available for borrowing will decrease to $5.5 million on January 9, 1998 and will be further reduced by mandatory pre-payments which arise from the sale of additional shares of Splash Common Stock until the working capital line of credit is fully repaid. The borrowing base under the amended working capital line of credit is fifty percent of the value of the Splash Common Stock held by the Company net of IBM Credit's option to purchase 174,113 shares at a nominal price. Amounts outstanding under the amended working line of credit bear interest at the prime rate plus 1.75% (10.25% as of September 30, 1997).

       The restructured loan with IBM Credit is subject to mandatory prepayment as follows: (i) upon the disposition of any assets of the Company outside of the ordinary course of business, all net proceeds to the Company must be applied towards the Company's obligations under the loan; (ii) upon the closing of any financing, 10% of the proceeds must be applied towards the Company's obligations under the loan; (iii) upon the thirtieth day following the end of each fiscal quarter, an amount of no less than 50% of operating cash flow for such prior fiscal quarter must be applied towards the Company's obligations under the loan; and (iv) upon the receipt of any other amounts from other than sales of inventory or used or obsolete equipment in the ordinary course of business, and not otherwise described in the preceding clauses (i) -
  (iii), all of such amounts must be applied towards the Company's obligations under the loan. In addition, the Company is required to deposit its revenues in accounts controlled by IBM Credit. At any time, regardless of whether the Company is in default of its obligations to IBM Credit, IBM Credit is permitted to apply these amounts towards the repayment of the Company's obligations to IBM Credit. As a result of IBM Credit's control over the Company's cash flow, and these prepayment and redemption provisions, together with the other terms and covenants of the restructured loan agreement, the Company's ability to generate working capital or to undertake a variety of other merger, disposition or financing activities is substantially restricted.

       As of September 30, 1997, approximately $4.6 million in working capital line of credit was outstanding under the Loan Agreement and is included as short-term borrowings in the accompanying Consolidated Balance Sheet.

       On August 25, 1997 and August 29, 1997, the Company sold an aggregate of 875,000 and 121,875 shares, respectively, of the 1,741,127 shares of Splash Common Stock owned by the Company. These shares were sold pursuant to an underwritten public offering of an aggregate of 3,250,000 shares of Common Stock of Splash by Splash and certain other stockholders of Splash. The shares of Splash Common Stock were sold to the underwriters at a price of $30.875 per share (net of underwriting discount) for aggregate net proceeds to the Company of $30.8 million. The Company used such proceeds as follows: (i) $21.9 million to repay all outstanding indebtedness of the Company under its term loan agreement with IBM Credit; (ii) $3.3 million to redeem all of the Company's outstanding Series A Convertible Preferred Stock (all of which shares were held by IBM Credit) and pay accrued dividends; and
  (iii) $5.5 million towards the repayment of principal outstanding of $6.8 million on the working capital line of credit with IBM Credit. After the completion of these transactions, the Company continued to own 570,139 shares of Splash Common Stock (net of the option to buy 174,113 shares held by IBM Credit exercisable at a nominal price. See
  Note 10).

       During December 1997 the Company sold 40,000 shares of Splash Common Stock at an average price of $29.11 for a total of $1,164,340. The Company continues to own 704,252 shares of Splash Common Stock which are "restricted securities" under Rule 144 promulgated under the Securities Act and are available for sale currently, subject to certain volume, manner of sale, notice and availability of public information requirements of such rule. IBM Credit retains an option to 174,113 of these shares.

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

       As of September 30, 1997, the Company was not in compliance with all of the financial covenants under the amended loan agreement dated May 12, 1997 (specifically, current assets to current liabilities ratio and minimum working capital); however, IBM Credit has waived such defaults. The loan agreement was further amended in November 1997 and as of December 31, 1997, the Company expects not to be in compliance with the financial covenants of the new amended loan agreement.

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

NOTE THREE.  COMMITMENTS AND CONTINGENCIES

  LEASES

       The Company leases facilities under operating leases and certain computer equipment and office furniture under capital leases. Depreciation expense for assets under capital leases is included in depreciation and amortization expense. The cost and net book value of these capital lease assets included in property and equipment are (in thousands):

     At September 30,                   Cost     Net Book Value
                                     -------     --------------
       1997                          $ 7,437      $   0
       1996                            7,437        250

       Future minimum lease payments at September 30, 1997, under capital leases and noncancelable operating leases are as follows (in thousands):


                                                                       Gross                           Net
                                                         Capital     Operating         Sublease      Operating
                                                         Leases        Leases           Income        Leases
                                                         -------     ---------         ---------     ---------
  1998                                                    $280         $1,097             $842         $255
  1999                                                                    156              155            1
                                                         -------       ------            -----       ---------
      Total Minimum Lease Payments                         280          1,253                          $256
                                                                       ------                        ---------
                                                                       ------                        ---------
      Total sublease income                                                               $997
                                                                                         -----
                                                                                         -----
  Amount representing interest                              (7)
                                                          -----

Present value of minimum lease payments                    273
  Amount due within one year                              (273)
                                                          -----
  Amount due after one year                               $  0
                                                          -----
                                                          -----

       Rent expense charged to operations amounted to approximately $0.6 million, $1.5 million and $3.5 million for the fiscal years ended September 30, 1997, 1996 and 1995, respectively. The rent expense amounts for fiscal 1997, 1996 and 1995 exclude a provision for remaining lease obligations on excess facilities.

       Sublease income for fiscal 1997, 1996 and 1995 was approximately $1.3 million, $1.2 million and $0.6 million, respectively.

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

       The Company has filed an answer denying all material allegations, and has filed counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI's motion to dismiss or sever the Company's amended counterclaims was granted in part and the ruling permitted the Company to file an amended counterclaim for antitrust violations. The Company has filed an amended antitrust claim. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it has indemnification rights with respect to EFI's claims. A motion for summary judgment based on these indemnification rights disposing of EFI's claims was filed, and the court granted this motion finding the Company immune from suit under the patent after February 22, 1995. The Company expects to vigorously defend the remaining claims of EFI and to vigorously prosecute the claims it has asserted against EFI. In the opinion of management, based on the facts known at this time, although the eventual outcome of this case is unlikely to have a material adverse effect on the results of operations or financial position of the Company, the costs of defense, regardless of outcome, may have a material adverse effect on the results of operations or financial position of the Company. In addition, in connection with the divestiture of its Color Server business, the Company has certain indemnification obligations for which approximately $2.0 million remains held in escrow at September 30, 1997 to secure such obligations in the event that the purchaser suffers any losses resulting from this litigation.

       (b) The Company was named as one of approximately 42 defendants in Shapiro et al. v. ADI Systems, Inc. et al., Superior Court of California, Santa Clara County, case no. CV751685, filed August 14, 1995. Radius was named as one of approximately 32 defendants in Maizes & Maizes et al. v. Apple Computer et al., Superior Court of New Jersey, Essex County, case no. L-13780-95, filed December 15, 1995. Plaintiffs in each case purport to represent alleged classes of similarly situated persons and/or the general public, and allege that the defendants falsely advertised that the viewing areas of their computer monitors are larger than in fact they are. The Company was served with the Shapiro complaint on August 22, 1995 and was served with the Maizes complaint on January 5, 1996. Defendants' petition to the California State Judicial Council to coordinate the Shapiro case with similar cases brought in other California jurisdictions was granted in part and the coordinated proceedings are being held in Superior Court of California, San Francisco County. An amended consolidated complaint was filed on March 26, 1996.

       Although the Company believes it has meritorious defenses to the plaintiffs' claims, due to the costs of defense, on March 11, 1997, the Company along with all but two of the other named defendants agreed to settle the suits, subject to final court approval, which the court tentatively approved on June 30, 1997. The settlement provides that class members are eligible for a $13 rebate per monitor purchased during the class period on applicable new purchases over a three year period, subject to specific limitations. Class members who are consumers and do not elect to use the rebate fully can thereafter elect to receive a $6 refund per monitor (up to a maximum of $30 per consumer class member) during the following six months. The Company is responsible only to class members who purchased Radius branded monitors during the class period of May 1, 1991 to May 1, 1995. Additionally, the Company will pay its share of publication and administration costs associated with the implementation of the settlement, pay its share of plaintiffs' stipulated attorneys' fees and will agree to abide by
  certain limitations in the description of its monitors.   This
  settlement remains subject to final court approval.

       (c) On July 18, 1997, Intelligent Electronics, Inc. and its affiliates filed a suit in the United States District Court for the District of Colorado alleging a breach of contract and related claims in the approximate amount of $800,000, maintaining that the Company failed to comply with various return, price protection, inventory balancing and marketing development funding undertakings. In 1997, the Company filed an answer to the complaint and cross claimed against the plaintiffs and in October 1997 additionally cross claimed against Deutsche Financial, Inc., a factor in the account relationship between the Company and the plaintiffs, seeking the recovery of approximately $2 million. The Company continues to investigate these claims as well as cross claims and expects to vigorously defend and prosecute them as applicable.

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

       In June 1995, the Court approved the settlement of both litigations and entered a Final Judgment and Order of Dismissal. Under the settlement of the litigation brought in 1992 against the Company, the Company's insurance carrier paid $3.7 million in cash and the Company is required to issue 128,695 shares of its Common Stock to a class action settlement fund. In the settlement of the litigation brought in 1994 against SuperMac, the Company paid $250,000 in cash and is required to issue into a class action settlement fund 707,609 shares of its Common Stock. The number of shares required to be issued by the Company increased by 100,000 since the price of the Common Stock was below $12 per share during the 60-day period following the initial issuance of shares. In connection with these settlements, the Company recorded a charge of $12.4 million in the Consolidated Statement of Operations in 1995 reflecting settlement costs not covered by insurance as well as related legal fees.

       As of September 30, 1997, the Company had issued 836,304 of its Common Stock due to the settlement and approximately 100,000 shares remained to be issued.

NOTE FOUR.  CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

  SERIES A CONVERTIBLE PREFERRED STOCK

       All 750,000 shares of Series A Convertible Preferred Stock were redeemed by the Company in September 1997.

  COMMON STOCK

       In June 1995, the Company sold approximately 2.5 million shares of its Common Stock in a series of private placements to a small number of investors unaffiliated with the Company. Proceeds from the offerings, net of commission and other related expenses were $21.4 million. The net proceeds were used for working capital. See also Note Eleven - Stock Issued to Creditors.

  STOCK OPTIONS

       The Company's 1986 Stock Option Plan, as amended (the "1986 Plan"), authorized the issuance of up to 2,975,000 shares of common stock upon the exercise of incentive stock options or nonqualified stock options that may be granted to officers, employees, directors, consultants and independent contractors. Under the 1986 Plan, options are exercisable for a term of up to ten years after the date of grant. The 1986 Plan expired in October 1996 and provided for options to be granted at prices ranging from 50% to 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Vesting of shares is also determined by the Board of Directors at the date of grant. Outstanding grants of options to purchase 448,730 shares of Common Stock continue to be exercisable according to the terms of the grants, and all unused shares under the 1986 Plan are reserved for issuance under the 1995 Stock Option Plan.

       The Company's 1995 Stock Option Plan (the "1995 Plan") authorizes the issuance of up to 4,786,283 shares of common stock upon the exercise of incentive stock options or nonqualified stock options that may be granted to officers, employees (including directors who are also employees), consultants and independent contractors. Shares available for grant under the 1995 Plan include 1,219,663 shares which were not issued under the 1986 Plan. Under the 1995 Plan, options are exercisable for a term of up to ten years after the grant date.
  Options may be granted at prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Vesting of shares is also determined by the Board of Directors at the date of grant. As of September 30, 1997, 3,369,130 options were outstanding under the 1995 Plan. The 1995 Plan will expire in December 2005.

       Pursuant to the 1994 merger with SuperMac Technologies, Inc., Radius assumed 975,239 outstanding options originally issued under the SuperMac 1988 Stock Option Plan (the "SuperMac Plan"). These options will be administered in accordance with the SuperMac Plan until all options are exercised or expired. As of September 30, 1997, 15,761 options remain outstanding under the SuperMac Plan and are exercisable for a term of up to ten years after the date of grant.

       The Company has also reserved 190,000 shares of common stock for issuance to non-employee directors pursuant to options granted under the 1994 Directors' Stock Option Plan (the "1994 Plan"), including
  90,000 shares which were not issued under the Company's 1990 Directors' Stock Option Plan. Such options may only be nonqualified stock options, must be exercised within ten years from the date of grant, and must be granted in accordance with a non-discretionary formula. Under this formula, each new director receives an option to purchase 10,000 shares when that director is first appointed to the Board and an option to purchase 2,500 shares on each anniversary of such director's appointment. As of September 30, 1997, 37,500 options were outstanding under this plan at exercise prices ranging from $0.3438 to $10.875 per share. Of the options granted under the 1994 Plan, 1,875 are exercisable at September 30, 1997.

      Prior to the approval of the 1994 Plan, the 1990 Directors' Stock
  Option Plan (the "Prior Plan") was in effect. As of September 30, 1997, the Prior Plan had 10,000 options outstanding at $9.75. Such options are nonqualified stock options, must be exercised within five years from the date of grant, and were granted in accordance with a non-discretionary formula. Options unissued under the Prior Plan become available for grant under the 1994 Plan.

      In March 1993, the Company granted a nonqualified stock option to one officer to purchase a total of 250,000 shares of common stock outside the Company's 1986 Stock Option Plan at an exercise price of $7.75 per share. This stock option was subsequently repriced to $0.4688. This option is exercisable for a term of ten years and vests over a fifty month period commencing on the date of grant. During fiscal 1994, 150 of these shares were exercised by the officer, and as of September 30, 1997, the remaining 249,850 shares were exercisable.

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

      In January 1997, the Company repriced approximately 1,005,183 of then outstanding options for an exercise price of $ 0.4688 per share, the fair market value of the Company's Common Stock on the date of the repricing.

      During fiscal 1997, the Company granted, outside of the Company's Stock Option Plans, 1,000,000, 500,000, 500,000, and 275,000 nonqualified stock options to Messers. Housley, Morgan, Petracca and Capece, respectively (all are officers of the Company) for exercise prices of $0.4063, $0.4063, $0.3125, and $0.2813, respectively, the fair market value of the Company's Common Stock on the relevant dates. These options are exercisable for a term of ten years and vest over a two year period commencing on the date of grant.

      The following table summarizes the consolidated activity under all of the Company's plans:


                                                                                              Weighted
                                                    Shares Under                               Average
                                                       Option            Exercise Price     Exercise Price
                                                    ------------         --------------     --------------
  Outstanding at September 30, 1994                  2,266,726           $0.42 - $32.18        $11.50
    Granted                                            825,561           $7.37 - $13.62        $10.20
    Exercised                                         (213,791)          $0.42 - $13.12        $ 5.85
    Canceled                                          (871,106)          $0.42 - $29.82        $12.44
                                                    -----------
  Outstanding at September 30, 1995                  2,007,390           $1.36 - $28.96 (a)    $10.26
    Granted                                          1,205,465           $1.28 - $ 4.44        $ 2.36
    Exercised                                         (111,522)          $1.36 - $ 2.37        $ 2.37
    Canceled                                        (1,933,170)          $1.36 - $25.58        $ 7.07
                                                    -----------
  Outstanding at September 30, 1996                  1,168,163           $1.28 - $17.25 (a)    $ 4.34
    Granted                                          7,122,107           $0.28 - $ 0.59        $ 0.40
    Exercised                                         (525,790)          $0.34 - $ 0.47        $ 0.47
    Canceled                                          (928,510)          $0.28 - $17.25        $ 2.80
                                                    -----------
  Outstanding at September 30, 1997                  6,835,971           $0.28 - $10.87 (a)    $ 0.42
                                                    -----------
                                                    -----------


  (a) Adjusted to reflect option repricing occurring in June 1995, December 1995 and January 1997.

      The following table summarizes information concerning outstanding and exercisable options at September 30, 1997:


                                      Options Outstanding                    Options Exercisable
                      ----------------------------------------------   -------------------------------
                                         Weighted
                                          Average         Weighted                          Weighted
     Range of            Options         Remaining        Average           Options         Average
     Exercise          Outstanding      Contractual       Exercise        Exercisable       Exercise
      Prices          (in thousands)       Life            Price        (in thousands)       Price
  --------------      -------------    -------------    ------------   ----------------   ------------
  $0.28 - $ 0.34          1,184          9.6 Years         $0.31             367              $0.32
  $0.41 - $ 0.59          5,637          8.2 Years         $0.47           2,260              $0.46
  $1.94 - $10.87             15          2.5 Years         $8.63               9              $9.38
  --------------         ------          ---------         -----          ------              -----
  $0.28 - $10.87          6,836          8.4 Years         $0.42           2,636              $0.44
                         ------                                           ------
                         ------                                           ------

      In October 1996, the Company adopted FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"). Under FAS 123, the Company may continue following existing accounting rules or adopt a new fair value method of valuing stock-based awards. The Company has elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options plans and the Employee Stock Purchase Plan and not adopt the alternative fair value method of accounting provided under FAS 123. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of that Statement. The weighted-average grant-date fair value of options granted in fiscal 1997 was $0.30. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1996 and 1997: risk free interest rate of approximately 6%; a dividend yield of 0%; volatility factors of the expected market price of the Company's Common Stock of 1.077; and a weighted-average expected life of the option of four years.

      For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the related vesting periods. The Company's pro forma net income (loss) for 1997 and 1996 was not materially different from reported amounts.

      Since FAS 123 is applicable only to options granted subsequent to September 30, 1995, its pro forma effect will not be fully reflected until fiscal year 2001.

  EMPLOYEE STOCK PURCHASE PLAN

      The Company has an employee stock purchase plan under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of its fair market value as of certain specified dates. Stock purchases under this plan are limited to 10% of an employee's compensation, and in no event may exceed $21,250 per year. The Company suspended the operation of its employee stock purchase plan in fiscal 1997. At September 30, 1997, 158,998 shares remain available for issuance under the plan.

NOTE FIVE.  FEDERAL AND STATE INCOME TAXES

       The provision (benefit) for income taxes consists of the following:

                             Year ended September 30,
                           ---------------------------
                           1997        1996       1995
                           ----        ----       ----
                                   (in thousands)
     Federal:

       Current            $  50       $   -    $     -
       Deferred               -           -      7,170
                          -----       -----    -------
                             50           -      7,170
     Foreign:

       Current              251         765        650

     State:

       Current               15          50         20
       Deferred               -           -      1,230
                          -----       -----    -------
                             15          50      1,250
                          -----       -----    -------
                          $ 316       $ 815    $ 9,070
                          -----       -----    -------
                          -----       -----    -------

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                September 30,
                                                              -----------------
                                                              1997        1996
                                                              ----        ----
                                                                 (in thousands)
  Deferred tax assets:
      Net operating loss carryforwards                    $  19,687   $  25,232
      Inventory valuation differences                         4,835       6,364
      Restructuring reserves                                  1,182       3,536
      Reserves and accruals not currently tax deductible      7,360       3,424
      Depreciation                                              396       2,390
      Capitalized research & development expenditures         4,399       2,144
      Other                                                   2,726       2,703
                                                          ---------   ---------
      Total deferred tax assets                              40,585      45,793
      Valuation allowance for deferred tax assets           (40,585)    (38,295)
                                                          ---------   ---------
      Deferred tax assets                                 $       -   $   7,498
                                                          ---------   ---------
                                                          ---------   ---------
  Deferred tax liabilities:

      Valuation of investment portfolio                   $       -       7,498
                                                          ---------   ---------
      Total deferred tax liabilities                              -       7,498
                                                          ---------   ---------
      Net deferred tax assets                             $       -   $       -
                                                          ---------   ---------
                                                          ---------   ---------

      FASB Statement 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company's valuation allowance reduced the deferred tax asset to the amount realizable. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties surrounding their realization. Due to the net losses reported in prior years and as a result of the material changes in operations, predictability of earnings in future periods is uncertain. The Company will evaluate the realizability of the deferred tax asset on a quarterly basis.

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:


                                                              Year ended September 30,
                                                      ---------------------------------------
                                                      1997              1996             1995
                                                      ----              ----             ----
                                                                   (in thousands)
  Expected tax at statutory rate                    $  554           $  (56)       $  (42,935)
  Change in valuation allowance                       (504)             241            49,820
  State income tax, net of federal tax benefit          15               50             1,250
  Other                                                251              580               935
                                                    ------          -------       -----------
                                                    $  316           $  815        $    9,070
                                                    ------          -------       -----------
                                                    ------          -------       -----------

      As of September 30, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $41,000,000 and $56,000,000, respectively. The federal loss carryforwards will expire beginning in 2011, if not utilized and the state loss carryforwards will expire beginning in 1998, if not utilized.

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

NOTE SIX.  STATEMENTS OF CASH FLOWS

                                                                Year ended September 30,
                                                       ------------------------------------------
                                                       1997               1996           1995
                                                                    (in thousands)
   Supplemental disclosure of cash
    flow information:

   Cash paid (received) during the year for:
    Interest                                         $  2,988        $  3,792        $  1,620
                                                    ---------        --------        --------
                                                    ---------        --------        --------
    Income taxes                                     $      8        $    253        $ (8,370)
                                                    ---------        --------        --------
                                                    ---------        --------        --------
   Supplemental schedule of noncash
    investing and financing activities:
    Common and preferred stock issued
    to creditors                                     $      -        $ 45,503        $      -
                                                    ---------        --------        --------
                                                    ---------        --------        --------
    Conversion of short-term borrowings
    to long-term borrowings                          $      -        $ 21,940        $      -
                                                    ---------        --------        --------
                                                    ---------        --------        --------
    Retirement of fully and partially
    depreciated assets                               $      -        $      -        $  4,459
                                                    ---------        --------        --------
                                                    ---------        --------        --------

    Common stock issued pursuant to
    acquisition agreement                            $      -        $      -        $  2,857
                                                    ---------        --------        --------
                                                    ---------        --------        --------


NOTE SEVEN.  EXPORT SALES AND MAJOR CUSTOMERS

      The Company currently operates in one principal industry segment: the design, assembling and marketing of color publishing and digital video computer products. The Company is highly dependent on the success of Apple products as the Company's products are designed to provide additional functionality to Apple products.

      The Company's export sales were approximately $4.9 million, $45.8 million and $124.5 million in the fiscal years ended September 30, 1997, 1996 and 1995, respectively, and included export sales to Europe of approximately $1.8 million, $21.2 million and $57.3 million, respectively. The Pacific, Asia, and Latin America region sales were approximately $3.1 million, $24.6 million and $67.2 million for fiscal years ended September 30, 1997, 1996 and 1995, respectively. During fiscal 1996, the Company entered into exclusive distributor arrangements with respect to Japan and Europe and earns royalties and commissions under such arrangements. For the fiscal year ended September 30, 1997, the Company earned approximately $1.3 million and $1.4 million in royalties and commissions from Europe and Japan, respectively, which are included in the above amounts.

      One customer accounted for approximately 66.1%, 34.3% and 34.0% of the Company's net sales during the years ended September 30, 1997, 1996 and 1995, respectively.

NOTE EIGHT.  RESTRUCTURING AND OTHER CHARGES

  RADIUS FISCAL 1995 RESTRUCTURING AND OTHER CHARGES

      In September 1995, Radius recorded charges of $57.9 million in connection with the Company's efforts to refocus its business on the color publishing and multimedia markets. The charges primarily included a writedown of inventory and other assets. Additionally, it included expenses related to the cancellation of open purchase orders, excess facilities and severance. The charges (in thousands) are included in cost of sales ($47,004), and selling, general and administrative expense ($10,861). The elements of the total charge as of September 30, 1997 are as follows (in thousands):

                                                                          Representing
                                                               --------------------------------------------
                                                                                             Cash Outlays
                                                                                    ---------------------
                                                                          Asset
                                                      Provision     Write-Downs      Completed     Future
   Adjust inventory levels                            $  33,138       $  32,300         $  838     $    -
   Excess facilities                                      2,004             404          1,600          -
   Cancellation fees and asset write-offs                19,061           5,196         13,865          -
   Employee severance                                     3,662               -          3,642         20
                                                      ---------       ---------      ---------     ------
      Total charges                                   $  57,865       $  37,900      $  19,945     $   20
                                                      ---------       ---------      ---------     ------
                                                      ---------       ---------      ---------     ------

      The adjustment of inventory levels reflects the discontinuance of several product lines. Revenues and product margins for significant product lines discontinued were as follows: MacOS-compatible systems were $21.8 million and $(19.2 million), respectively; and low-margin displays were $82.9 million and $19.6 million, respectively. The provision for excess facility costs represents the write-off of leasehold improvements and the costs associated with anticipated reductions in facilities. The cancellation fees and asset write-offs reflect the Company's decision to refocus its efforts on providing solutions for the color publishing and multimedia markets. Employee severance costs are related to employees or temporary employees who have been or will be released due to the revised business model. As of December 31, 1997, substantially all of the 240 positions planned had been eliminated in connection with the new business model. The Company has satisfied $19.9 million of the originally anticipated cash outlays for this restructuring as of September 30, 1997, of which approximately $6.0 million represented cash expenditures and approximately $13.9 million represented cancellation of indebtedness or claims in consideration of the issuance of equity in the Company. See "Management's Business Recovery Plans" at Note 1. During the quarter ended June 30, 1996, approximately $913,000 of restructuring charges were reversed and recorded as an expense reduction due to changes in estimated requirements. The restructuring is substantially completed and remaining cash outlays relate primarily to the restructuring of the Company's international operations.

NOTE NINE.  TECHNOLOGY LICENSING FROM REPLY CORPORATION

      On March 31, 1997, the Company licensed certain technology from Reply Corporation ("Reply") that allowed the Company to develop and market PCI bus adapter cards featuring Windows compatibility to users of Macintosh products. First customer shipments of these products were made during the third fiscal quarter of 1997. Effective in the third fiscal quarter, the Company purchased such technology along with certain assets and inventory. The purchase price of such assets and inventory was approximately $401,000, although, the Company is required to pay a royalty fee based upon the number of products sold which incorporate such technology. Radius products containing the acquired technology earn a royalty of 5% of net revenue until cumulative royalties exceed $1.5 million, when the rate is reduced to 3%, until cumulative royalties of $2.5 million are paid, after which no royalty is due. As of September 30, 1997, Radius has paid or accrued approximately $115,000 in royalties. Additionally, the Company issued a warrant to Reply to purchase 500,000 shares of the Company's Common Stock at a price of $1.25 per share exercisable over a forty-two month period. The value of the warrants has been deemed to be immaterial.

NOTE TEN.  BUSINESS DIVESTITURES

      COLOR SERVER GROUP. In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. ("Splash"), a corporation formed by various investment entities associated with Summit Partners. In fiscal 1996, the Company received approximately $21.0 million in cash and, as of September 30, 1997, an additional $2.0 million is being maintained in escrow to secure certain indemnification obligations. The Company also received 4,282 shares of Splash's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock were converted into shares of Splash's Common Stock outstanding in connection with the initial public offering of Splash. In June 1996, the Company granted IBM Credit, its secured lender, an option to purchase 428 shares of Series B Preferred (now 174,113 shares of Splash Common Stock) in connection with the restructuring of the terms of its loan agreement with IBM Credit (also, see Note 11, regarding the conversion of accounts payable and other creditor debt to equity in the fourth quarter of fiscal 1996.). These shares of Splash Common Stock have been pledged to IBM Credit. IBM Credit has not exercised its option.

      On October 8, 1996, Splash completed its initial public offering of common stock which reduced the Company's ownership position to approximately 14.6 percent. The investment, which is available for sale, subject to certain market trading restrictions, is accounted for in accordance with FASB Statement No. 115. The unrealized gain of $22.1 million relating to the remaining 570,139 shares held, based upon the closing price of $38.75 per share at fiscal year end 1997 is recorded as a component of shareholders' equity at September 30, 1997.

      PORTRAIT DISPLAY LABS. In January 1996, the Company entered into a series of agreements with Portrait Display Labs, Inc. ("PDL"). The agreements assigned the Company's pivoting technology to PDL and canceled PDL's on-going royalty obligation to the Company under an existing license agreement in exchange for a one-time cash payment.
  The Company did not receive any material amount of payments under such license agreement. PDL also granted the Company a limited license back to the pivoting technology. Under these agreements, PDL also settled its outstanding receivable to the Company by paying the Company $500,000 in cash and issuing to the Company 214,286 shares of PDL's Common Stock. The cash proceeds were paid to IBM Credit. The shares of PDL Common Stock are pledged to IBM Credit. Due to an expected recapitalization of PDL, the Company's interests will become deeply subordinated to expected new investors in PDL. Therefore, the Company does not anticipate that it will realize any future material benefit from its investment in PDL. These shares are not valued for financial purposes.

      UMAX DATA SYSTEMS, INC. In February 1996, the Company sold its MacOS compatible systems business to UMAX Computer Corporation ("UCC"), a company formed by UMAX Data Systems, Inc. ("UMAX"). The Company received approximately $2.3 million in cash and debt relief and 1,492,500 shares of UCC's Common Stock, representing approximately 19.9% of UCC's then outstanding shares of UCC Common Stock. The cash proceeds were paid to IBM Credit and the shares of UCC Common Stock are pledged to IBM Credit. Due to Apple's recent reversal in MacOS licensing policy, the value of the Company's investment in UCC is uncertain. These shares are not valued for financial purposes.

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

NOTE ELEVEN.  STOCK ISSUED TO CREDITORS

      In September 1996, the Company, IBM Credit and its unsecured creditors consummated a restructuring of the Company's outstanding indebtedness pursuant to which the Company's creditors received equity in satisfaction of their claims (the "Plan"). The Company issued 36,294,198 shares of Common Stock in satisfaction of approximately $45.9 million in unsecured claims (including a $1.0 million reserve for unknown or unresolved claims) and repaid approximately $1.9 million of unsecured claims, most of which were less than $50,000, at an average discount of approximately 75% of the amount of the claim. Of these shares of Common Stock issued pursuant to the Plan, 791,280 were issued to the Radius Creditors Trust for the purpose of satisfying unresolved or unknown claims. As of September 30, 1997, all shares of Common Stock held by the Radius Creditors Trust had been disbursed to various claimants. The Company also issued 750,000 shares of its Series A Convertible Preferred Stock (convertible into an aggregate of 5,523,030 shares of Common Stock, or 6,075,333 shares in certain circumstances) and warrants to purchase 600,000 shares of Common Stock to IBM Credit in satisfaction of $3.0 million indebtedness and in consideration of restructuring its remaining approximately $23.4 million indebtedness to IBM Credit. The Company also issued warrants to purchase 50,000 shares of Common Stock to Mitsubishi in consideration of the extension of open credit terms to the Company. The warrants expire October 13, 2000.
  The Company also issued to its unsecured creditors, who received Common Stock, Rights ("Rights") to receive up to an additional 11,046,060 shares of Common Stock in the event that the Series A Convertible
  Preferred Stock is converted into Common Stock (including 240,824
  Rights issued to the Radius Creditors Trust). All outstanding shares of the Convertible Preferred Stock were redeemed in September 1997.
  Because such Series A Convertible Preferred Stock was redeemed prior to conversion of any shares of such Preferred Stock into Common Stock, no shares of Common Stock will be issuable pursuant to the Rights. All such Rights have expired.

      Considering the value of the Common and Preferred Stock issued or issuable to the creditors, the percentage of the Company's ownership issued to the creditors, the large blocks of stock issued to a certain few creditors, Common Stock warrants issued and other costs, such as cash settlements, legal and accounting expenses and the option to IBM Credit to purchase 10% of the Company's investment in Splash, and considering appropriate discounts on the stock issued, the Company concluded that the
  value of consideration given up was equal to the indebtedness forgiven.   As
  a result, the accompanying financial statements do not include any extraordinary gain or loss resulting from the execution of the Plan.

NOTE TWELVE.  FOURTH QUARTER FISCAL 1997 CHARGES

      In September 1997, the Company recorded charges of $8.1 million as a result of its decision to focus its efforts on its color publishing and digital video software product lines while discontinuing the development of its accelerated color graphics products and its DOS on Mac products. These charges included a writedown of inventory of $4.1 million, the establishment of reserves for purchase order commitments by its contract manufacturers of $2.0 million, the establishment of reserves for returns and price protection of $1.9 million, and severance for employees that were released in October 1997 of $0.1 million. Additional charges of $2.5 million were recorded due to changes in estimates to increase the reserve for doubtful accounts by $1.5 million and to provide for sales tax and other exposures totaling $1.0 million. The expected cash outlays in 1998 represented by these charges is approximately $3.0 million.

    SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
  (IN THOUSANDS)

                                       Balance at    Charged to    Charged                     Balance
                                       beginning     costs and     to other                    at end of
            Description                of period     expenses      accounts    Deductions(1)   period
            -----------                ---------     --------      --------    -------------   ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   Year ended September 30, 1995        $2,548        $6,837         $0         $  883         $8,502

   Year ended September 30, 1996        $8,502        $   91         $0         $6,461         $2,132

   Year ended September 30, 1997        $2,132        $4,706         $0         $2,080         $4,758


------------------------------

(1) Uncollectable accounts written off.