Form 10-Q
period 1997-12-27
RADIUS INC
filed 1998-02-10
CIK 805574

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 27, 1997.

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

                                 (408) 541-6100
              (Registrant's telephone number, including area code)
                 -----------------------------------------------


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

The number of shares outstanding of the Registrant's Common Stock on February 9, 1998 was 55,139,731.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  RADIUS INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                 PAGE
                                                                                               ----
Item 1.  Financial Statements

              Consolidated Balance Sheets at December 31, 1997 and September 30, 1997            3

              Consolidated Statements of Operations for the Three Months Ended
              December 31, 1997 and 1996                                                         4

              Consolidated Statements of Cash Flows for the Three Months Ended
              December 31, 1997 and 1996                                                         5

              Notes to Consolidated Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                          10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      21

Item 5.  Other Information                                                                      21

Item 6.  Exhibits and Reports on Form 8-K                                                       21


SIGNATURES                                                                                      21


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   RADIUS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                DECEMBER 31,        SEPTEMBER 30,
                                                                                  1997                1997 (1)
                                                                                ------------        -------------
                                                                                (unaudited)
ASSETS:
Current assets:
   Cash                                                                         $    845             $    773
   Accounts receivable, net                                                        2,798                2,168
   Inventories                                                                       640                  805
   Investment in Splash Technology Holdings, Inc.                                 11,332               22,093
   Prepaid expenses and other current assets                                         197                  184
                                                                                --------             --------
         Total current assets                                                     15,812               26,023
Property and equipment, net                                                          205                  249
                                                                                --------             --------
                                                                                 $16,017              $26,272
                                                                                --------             --------
                                                                                --------             --------

LIABILITIES AND SHAREHOLDERS' EQUITY (Net capital deficiency):
Current liabilities:
   Accounts payable                                                              $ 4,000               $4,511
   Accrued payroll and related expenses                                            1,031                1,320
   Accrued warranty costs                                                            433                  538
   Other accrued liabilities                                                       2,401                2,690
   Accrued income taxes                                                            2,107                2,111
   Accrued restructuring and other charges                                         1,772                2,033
   Short-term borrowings                                                           6,466                4,638
   Obligation under capital leases                                                   118                  273
                                                                                --------             --------
         Total current liabilities                                                18,328               18,114


Shareholders' equity (Net capital deficiency):
   Common stock                                                                  169,025              168,994
   Unrealized gain on available-for-sale securities                               11,332               22,093
   Accumulated deficit                                                          (182,711)            (182,972)
   Accumulated translation adjustment                                                 43                   43
                                                                                --------             --------
         Total shareholders' equity (Net capital deficiency)                      (2,311)               8,158
                                                                                --------             --------
                                                                                 $16,017              $26,272
                                                                                --------             --------
                                                                                --------             --------


(1) The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   RADIUS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                       ------------------

                                                                                   1997                1996
                                                                                   ----                ----
Net sales                                                                       $  5,107              $10,802
Commissions and royalties                                                            433                1,295
                                                                                --------            ---------
           Total net sales                                                         5,540               12,097

Cost of sales                                                                      3,597                7,026
                                                                                --------             --------
         Gross profit                                                              1,943                5,071
                                                                                --------             --------

Operating expenses:
   Research and development                                                          494                  904
   Selling, general and administrative                                             2,094                4,098
                                                                                --------             --------
         Total operating expenses                                                  2,588                5,002
                                                                                --------             --------

Income (loss) from operations                                                       (645)                  69

Other income (expense), net                                                        1,079                   (5)

Interest expense                                                                    (173)                (737)
                                                                                ---------            ---------
Income (loss) before income taxes                                                    261                 (673)

Provision  for income taxes                                                           --                  121
                                                                                --------             --------
Net income (loss)                                                               $    261              $  (794)
                                                                                --------            ---------
                                                                                --------            ---------

Preferred stock dividend                                                              --                   75

Net income (loss) applicable to common shareholders                             $    261              $  (869)
                                                                                --------            ---------
                                                                                --------            ---------

Income (loss) per share:

   Basic net income (loss) per share applicable to common shareholders          $   0.00              $ (0.02)
                                                                                --------            ---------
                                                                                --------            ---------

   Diluted net income (loss) per share applicable to common shareholders        $   0.00              $ (0.02)
                                                                                --------            ---------
                                                                                --------            ---------

Shares used in per share computations:

   Shares used in computing basic net income (loss) per share                     55,126               54,660
                                                                                --------            ---------
                                                                                --------            ---------

   Shares used in computing diluted net income (loss) per share                   56,169               54,660
                                                                                --------            ---------
                                                                                --------            ---------


                             See accompanying notes.

                                   RADIUS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (in thousands, unaudited)


                                                                                           THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                           ------------------

                                                                                            1997         1996
                                                                                            ----         ----
Cash flows from operating activities:
   Net income (loss)                                                                      $   261     $   (794)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                             44          302
     Gain on the sale of Splash Common Stock                                               (1,056)          --
    (Increase) decrease in assets:
       Accounts receivable                                                                   (630)      (2,699)
       Inventories                                                                            165        1,150
       Prepaid expenses and other current assets                                              (13)         (21)
     Increase (decrease) in liabilities:
       Accounts payable                                                                      (511)         (58)
       Accrued payroll and related expenses                                                  (289)        (592)
       Accrued warranty costs                                                                (105)          19
       Other accrued liabilities                                                             (289)        (132)
       Accrued restructuring costs                                                           (261)         (16)
       Accrued income taxes                                                                    (4)         142
                                                                                         ---------    --------
       Total adjustments                                                                   (2,949)      (1,905)
                                                                                         ---------    --------
         Net cash used in operating activities                                             (2,688)      (2,699)

Cash flows from investing activities:
   Capital expenditures                                                                        --          (50)
   Net proceeds from the sale of Splash Common Stock                                        1,056           --
                                                                                         ---------    --------
         Net cash provided by (used in) investing activities                                1,056          (50)

Cash flows from financing activities:
   Short-term borrowings, net                                                               1,828        1,913
   Principal payments of long-term debt and capital leases                                   (155)        (372)
   Issuance of common stock                                                                    31           32
                                                                                         ---------    --------
         Net cash provided by financing activities                                          1,704        1,573
                                                                                         ---------    --------
Net increase (decrease) in cash and cash equivalents                                           72       (1,176)
Cash and cash equivalents, beginning of period                                                773        2,974
                                                                                         ---------    --------
Cash and cash equivalents, end of period                                                  $   845     $  1,798
                                                                                         ---------    --------
                                                                                         ---------    --------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                           $    146     $    715
                                                                                         ---------    --------
                                                                                         ---------    --------
      Income taxes                                                                       $      4     $     55
                                                                                         ---------    --------
                                                                                         ---------    --------
    Non-cash financing activity:
      Dividend paid on preferred stock                                                   $     --     $     75
                                                                                         ---------    --------
                                                                                         ---------    --------

                             See accompanying notes.

                                   RADIUS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Radius Inc. ("Radius" or the "Company") as of December 31, 1997 and for the three months ended December 31, 1997 and 1996 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns and bad debts and the length of product life cycles. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

NOTE 2.  INVENTORIES

Inventories, stated at the lower of cost or market, consist of (in thousands):


                                                                   DECEMBER 31,          SEPTEMBER 30,
                                                                      1997                  1997
                                                                   ------------          -------------

                                                                   (unaudited)
            Work in process                                        $     74              $    176
            Finished goods                                              566                   629
                                                                   --------              --------
                                                                   $    640              $    805
                                                                   --------              --------
                                                                   --------              --------


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

The Company has filed an answer denying all material allegations, and has filed counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI's motion to dismiss or sever the Company's amended counterclaims was granted in part and the ruling permitted the Company to file an amended counterclaim for antitrust violations. The Company has filed an amended antitrust claim. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it has indemnification rights with respect to EFI's claims. A motion for summary judgment based on these indemnification rights disposing of EFI's claims was filed, and the court granted this motion finding the Company immune from suit under the patent after February 22, 1995. The Company expects to vigorously defend the remaining claims of EFI and to vigorously prosecute the claims it has asserted against EFI. In the opinion of management, based on the facts known at this time, although the eventual outcome of this case is unlikely to have a material adverse effect on the results of operations or financial position of the Company, the costs of defense, regardless of outcome, may have a material adverse effect on the results of operations or financial position of the Company. In addition, in connection with the divestiture of its Color Server business, the Company has certain indemnification obligations for which approximately $2.0 million remains held in escrow at December 31, 1997 to secure such obligations in the event that the purchaser suffers any losses resulting from this litigation.

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

As of December 31, 1997, the Company had issued 836,304 of its Common Stock due to the settlement and approximately 100,000 shares remained to be issued.

NOTE 4.  INVESTMENT IN SPLASH TECHNOLOGY HOLDINGS, INC.

In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. ("Splash"), a corporation formed by various investment entities associated with Summit Partners. In fiscal 1996, the Company received approximately $21.0 million in cash and, as of December 31, 1997, an additional $2.0 million is being maintained in escrow to secure certain indemnification obligations. The Company also received 4,282 shares of Splash's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock were converted into shares of Splash's Common Stock in connection with the initial public offering of Splash. In June 1996, the Company granted IBM Credit, its secured lender, an option to purchase 428 shares of Series B Preferred (now 174,113 shares of Splash Common Stock) in connection with the restructuring of the terms of its loan agreement with IBM Credit. These shares of Splash Common Stock have been pledged to IBM Credit. IBM Credit has not exercised its option.

On October 8, 1996, Splash completed its initial public offering of common stock. During the fourth quarter of fiscal 1997 and in December 1997, the Company sold an aggregate of 996,875 and 40,000 shares, respectively, of the 1,741,127 shares of Splash Common Stock owned by the Company. The Company continues to own 530,139 shares of Splash Common Stock (net of the option to buy 174,113 shares held by IBM Credit exercisable at a nominal price). The investment, which is available for sale, subject to certain market trading restrictions, is accounted for in accordance with FASB Statement No. 115. The unrealized gain of $11.3 million relating to the remaining 530,139 shares held, based upon the closing price of $21.375 per share at December 26, 1997 is recorded as a component of shareholders' equity at December 31, 1997. Since then, the closing price of Splash Common Stock has further declined to $14.38 on February 5, 1998. The value of the 530,139 shares still held by the Company is $7.6 million as of February 5, 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.

NOTE 5.  EARNINGS PER SHARE

In 1997, The Financial Accounting Board issued Statement of Financial Accounting Standards No. 128 (SFAS128), EARNINGS PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to Statement 128 requirements.

Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents in 1997 consist of employee stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                  --------------------

                                                                                 1997                1996
                                                                             -----------          ----------
                                                                                        (UNAUDITED)
NUMERATOR:
   Net income (loss)                                                          $      261           $   (794)
   Preferred stock dividends                                                          --                (75)
                                                                             -----------          ----------
   Numerator for basic earnings per share -
     income (loss) available to common stockholders                           $      261           $   (869)
                                                                             -----------          ----------
                                                                             -----------          ----------

   Effect of dilutive securities:
     Preferred stock dividends                                                        --                  --
                                                                             -----------          ----------

   Numerator for diluted earnings per share - income (loss)
     available to common stockholders                                         $      261           $   (869)
                                                                             -----------          ----------
                                                                             -----------          ----------

DENOMINATOR:
   Denominator for basic earnings per share - weighted-average
     shares outstanding                                                           55,126              54,660

   Effect of dilutive securities:
     Employee stock options                                                        1,043                  --
                                                                             -----------          ----------
   Dilutive potential common shares                                                1,043                   -

   Denominator for diluted earnings per share - adjusted
     weighted-average shares outstanding                                          56,169              54,660
                                                                             -----------          ----------
                                                                             -----------          ----------

Basic earnings (loss) per share                                              $      0.00           $  (0.02)
                                                                             -----------          ----------
                                                                             -----------          ----------

Diluted earnings (loss) per share                                            $      0.00           $  (0.02) (1)
                                                                             -----------          ----------
                                                                             -----------          ----------

(1) Diluted earnings per share does not reflect any potential shares relating to employee stock options or the convertible preferred stock due to a loss reported for the period, in accordance with FAS 128. The assumed issuance of any additional shares would be antidilutive.

For additional disclosure regarding the employee stock options and convertible preferred stock, see Note 4 in the Company's 1997 Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Statements indicating that the Company or management "intends", "plans", "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this discussion and other sections of this Form 10-Q. Such factors include, but are not limited to: the Company's ability to achieve profitability; the Company's ability to dispose of its remaining holdings in Splash on a timely and profitable basis; the Company's ability to repay its indebtedness to IBM Credit; the timely payment of royalty obligations by Umax to the Company and Umax's success in the Mac clone business, the Company's ability to successfully renew or replace its lease of space for its main offices in Sunnyvale; the Company's ability to successfully conclude or settle its patent infringement litigation with EFI; the success of the Apple Macintosh computer line and operating system, the success of Apple as well as the Company's ability to compete successfully with Apple in its market; the Company's ability to successfully develop, introduce and market new products, including products for Windows operating system, to keep pace with technological innovation, particularly in light of its limited financial resources; the ability of the Company's manufacturers and suppliers to deliver components and manufacture the Company's products; the Company's reliance on international sales and the effect of its partially exclusive distributor arrangements with respect to Europe and Japan; and the Company's ability to attract and retain its key personnel.

Each forward-looking statement should be read in conjunction with the entire consolidated interim financial statements and the notes thereto in Part I,
Item 1 of this Quarterly Report, with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results," and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, including, but not limited to, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations."

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

To date, substantially all of the Company's products have been designed for and sold to users of Macintosh computer products (the "Macintosh") manufactured by Apple Computer, Inc. ("Apple") as Apple products have been the preferred platform in the Company's target markets. The Company's current product development plans include adding cross platform (Windows) capabilities to some of the Company's products in order to market these products to users of the Windows operating system. There can be no assurance that the Company will be successful in developing and marketing products for the Windows operating system, particularly in light of the Company's current financial condition.

As shown in the accompanying consolidated financial statements, the Company has incurred substantial operating and net losses and currently has liabilities in excess of assets. During fiscal 1996 and 1997, management implemented a number of actions to address its cash flow and operating issues including: restructuring its outstanding indebtedness to trade creditors and its secured creditor; refocusing its efforts on providing solutions for high end digital video and graphics customers; discontinuing sales of mass market and other low value added products; divesting a number of businesses and product lines, including its Color Server Group, which is now known as Splash Technology Holdings, Inc. ("Splash"); significantly reducing expenses and headcount; and reducing its lease obligations for its current facility lease given its reduced occupancy requirements. There can be no assurance that these measures will be sufficient to allow the Company to achieve profitability.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).


                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                       1997              1996
                                                                       ----              ----
         Total net sales                                               100.0%             100.0%
         Cost of sales                                                  64.9               58.1
                                                                      ------             ------
              Gross profit                                              35.1               41.9
                                                                      ------             ------
         Operating expenses:
           Research and development                                      8.9                7.5
           Selling, general and administrative                          37.8               33.9
                                                                      ------             ------
              Total operating expenses                                  46.7               41.4
                                                                      ------             ------
         Income (loss) from operations                                 (11.6)               0.5
         Other income (expense), net                                    19.4                0.0
         Interest expense                                               (3.1)              (6.1)
                                                                     --------            -------
         Income (loss) before income taxes                               4.7               (5.6)
                                                                     -------             -------

         Provision  for income taxes                                     0.0                1.0
                                                                     -------             ------

         Net income (loss)                                               4.7%              (6.6)%
                                                                      ------             ------
                                                                      ------             ------

NET SALES

The Company's total net sales decreased 54.2% to $5.5 million in the first quarter of fiscal 1998 from $12.1 million for the same quarter in fiscal 1997. The decline is due primarily to the following factors: the Company's decision to focus its efforts on its color publishing and digital video software product lines while discontinuing the development of its accelerated color graphics products and its DOS on Mac products; a decline in the sales of its color publishing products; reduced commissions paid by the its international distributors due to the company's above decisions as to its product focus; and reduced royalties paid by Umax Computer Corporation under its license agreement for the MacOS compatible systems signed in February 1996.

The Company expects these trends to continue. The Company also anticipates that, as a result of these trends the proportion of hardware sales will decline in the coming periods. For example, in the Company's digital video product line, the sales of the systems products have been declining while the sale of the software products for digital video camcorders (PhotoDV introduced in April 1997 and MotoDV introduced in September 1997) have increased during 1997. The Company's EditDV product, which the Company introduced in November 1997, may add to this trend. There can be no assurance that sales of these software products will continue to increase or that they will increase to a sufficient extent to offset the anticipated decline in hardware sales. Moreover, the Company anticipates that its royalties from Umax will decline significantly during fiscal 1998 due to Apple's decision not to extend the operating system licenses and the expiration of this obligation in March 1998.

Effective January 1, 1998, the Company has modified its relationships with its distributors in Japan and Europe for its digital video software products. Sales will now be made for these products based upon a price list and they will no longer pay commissions upon their sale of these products. Commission will still be paid on the sales of all of the Company's other products.

Sales to Ingram Micro and Microage Computer Center accounted for 61.0% and 12.0% of net sales for the first quarter of fiscal 1998, respectively. For the corresponding period of fiscal 1997, the same customers accounted for 81.5% and 0.6% of the Company's net sales.

GROSS PROFIT

The Company's gross profit margin was 35.1% and 41.9% for the first quarter of fiscal 1998 and 1997, respectively. The decrease in gross profit margin for the three month period ended December 31, 1997 was due primarily to sales of its accelerated graphics products and its DOS on Mac products at very low profit margins. Excluding these products the gross profit margin would have been 39.1%.

The Company anticipates continued price reductions and margin pressure within its industry; however, these trends may be offset if the Company increases sales of higher gross margin software products that are expected to become a focus of the Company's sales and marketing efforts in the coming periods, although there can be no assurance that the Company will be successful in marketing these products. Additionally, the Company is taking further steps to reduce product costs and controlling expenses. There can be no assurance that the Company's gross margins will improve or remain at current levels.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $0.5 million or 8.9% of net sales in the first quarter of fiscal 1998 from $0.9 million or 7.5% of net sales in the same quarter of fiscal 1997. This decrease is primarily the result of funds received for the outplacement of some of the Company's engineers in October 1997. The company continues to expect to spend approximately $3.0 million on the development of its digital video and color product lines during fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $2.1 million or 37.8% of net sales in the first quarter of fiscal 1998 from $4.1 million or 33.9% of net sales in the same quarter of fiscal 1997. The Company decreased its selling, general and administrative expenses primarily by reducing expenses related to headcount resulting from the efforts to refocus its business. The increase in selling, general and administrative expenses expressed as a percentage of sales is due to the decline in sales from the first quarter of fiscal 1997. Although the Company expects selling, general and administrative expenses to increase gradually over time, the Company does not expect them to approach historical levels in absolute amount.

OTHER INCOME (EXPENSE), NET

Other income was $1.1 million in the first quarter of fiscal 1998 and was immaterial in the first quarter of fiscal 1997. This income resulted from the sale of 40,000 shares of Splash Common Stock in December 1997.

INTEREST EXPENSE

Interest expense declined to $0.2 million in the first quarter of fiscal 1998 from $0.7 million in the same quarter of fiscal 1997. This decrease was due to lower average borrowings primarily as a result of the term loan repayment to IBM Credit in August 1997.

NET PROFIT

As a result of the above factors, the Company had a net profit of $0.3 million for the first quarter fiscal 1998 as compared to a net loss of $0.8 million in the first quarter fiscal 1997.

FINANCIAL CONDITION

The Company's cash and cash equivalents remained essentially unchanged at $0.8 million at December 31,1997, as compared with the fiscal 1997 ending balance. However, as of December 31, 1997, the Company's liabilities exceeded its assets. The value of the Company's investment in Splash Technology Holdings, Inc. also declined from $22.1 million at the end of fiscal year 1997 to $11.3 million at the end of the first quarter of fiscal 1998 due to the sale of 40,000 shares, and more importantly, due to the substantial decline in the closing price of Splash Common Stock from $38.75 to $21.375 during that period of time. Since then, the closing price of Splash Common Stock has further declined to $14.38 on February 5, 1998. The value of the 530,139 shares (net of the option to buy 174,113 shares held by IBM Credit and which is exercisable at a nominal price) still held by the Company is $7.6 million as of February 5, 1998.

The Company's principal source(s) of liquidity currently are cash generated by operations, if any; an up to $6.5 million amended working capital line of credit provided by IBM Credit pursuant to the terms of the restructured loan with IBM Credit; and cash generated from the sale of Splash Common Stock net of repayments on the working capital line of credit. The loan agreement was amended in January 1998. Under the terms of the amended working capital line of credit, the amount available to borrow will be decreased to $6.0 million on March 2, 1998 and will be further reduced by mandatory pre-payments which arise from the sale of additional shares of Splash Common Stock until the working capital line of credit is fully repaid. The borrowing base under the amended working capital line of credit is defined as (i) sixty percent of the value of the Splash Common Stock held by the Company (net of IBM Credit's option to purchase 174,113 shares); (ii) the lesser of 10% of the gross value of eligible inventory or $500,000; plus (iii) 80% of the Company's eligible domestic accounts receivable; (iv) the lesser of 50% of the gross value of certain eligible Japanese and European accounts receivable or $500,000); plus
(v) 50% of the approximately $2.0 million held in escrow in connection with the law suit filed by EFI. As the borrowing base is primarily dependent on the daily closing price of Splash Common Stock, there can be no assurance that it will be sufficient to allow the Company to borrow up to the full amount of the amended working capital line of credit. At February 5, 1998 the Company had borrowed $6.0 million against the working capital line of credit.

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

As of December 31, 1997, the Company was not in compliance with all of the financial covenants under the amended loan agreement dated November 10, 1997 (specifically, minimum working capital and current assets to current liabilities ratio). The Company obtained a waiver from IBM Credit of this noncompliance. There can be no assurance that IBM Credit will grant a waiver in the future in the event the Company is not in compliance with the amended financial covenants.

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

A significant portion of the Company's net worth and liquidity is represented by the Company's remaining holdings in Splash. Although the Company may trade its shares in the open market pursuant to Rule 144 or privately, the market price of Splash Common Stock has been volatile with relatively limited volume since Splash's secondary public offering in August 1997. There are other shareholders in Splash with large blocks of restricted common stock who may try to sell their shares at the same time as the Company. If too many shares are offered for sale at the same time, the price may be further depressed.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

VALUE AND LIQUIDITY OF INTEREST IN SPLASH TECHNOLOGY HOLDINGS, INC.

A significant portion of the Company's net worth and liquidity resides in the Company's remaining holdings in Splash. Although the Company may trade its shares pursuant to Rule 144 or privately, the market price of Splash Common Stock has been volatile with relatively limited volume since Splash's secondary public offering in August 1997. There are other shareholders in Splash with large blocks of restricted common stock who may try to sell their shares when the Company is in the market. If too many shares are offered for sale at the same time, the price may be depressed. Ideally, proceeds from the sale of Splash Common Stock held by the Company will be sufficient to repay the balance of the IBM Credit facility and to provide sufficient working capital to the Company during fiscal 1998, but there can be no assurance that the Company will be able to effectively time its sales or that the market value of Splash Common Stock will be adequate to achieve such goals. With the recent decline in the closing price of Splash Common Stock to $14.38 on February 5, 1998, the Company would have $1.6 million net proceeds after retirement of the IBM Credit debt if it were to sell its remaining 530,139 shares of Splash Common Stock as of that date.

CONTINUING OPERATING LOSSES

The Company experienced operating losses in each of its prior five fiscal years. In the future, the Company's ability to achieve and subsequently sustain profitable operations will depend upon a number of factors, including the Company's ability to control costs; the Company's ability to service its outstanding indebtedness to IBM Credit; the Company's ability to realize appreciation in minority ownership interests in Splash and other investments, which cannot be assured in light of the substantial decline in the market value of Splash Common Stock; the Company's ability to generate sufficient cash from operations or obtain additional funds to fund its operating expenses; the Company's ability to successfully market its software products; the Company's ability to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; the commercial acceptance of Apple computers and the MacOS and the rate and mix of Apple computers and related products sold; the Company's ability to successfully develop and market products for the Microsoft Windows and NT operating systems in a timely manner; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; the Company's ability to successfully negotiate a lease renewal for its main offices facility, and negotiate a settlement or other favorable conclusion of the EFI litigation; and other factors. For these and other reasons, there can be no assurance that the Company will be able to achieve or subsequently maintain profitability in the near term, if at all.

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

NEED FOR ADDITIONAL FINANCING; LOAN RESTRICTIONS

The Company intends to finance its working capital needs through cash generated by operations, sales of liquid assets and borrowings under a restructured working line of credit with IBM Credit. Because the Company has experienced operating losses in each of its prior five fiscal years, the Company must significantly reduce operating expenses and/or significantly increase net sales in order to finance its working capital needs with cash generated by operations. This is particularly important as a result of the substantial decline in the value of the Splash Common Stock. Furthermore, pursuant to the restructured loan with IBM Credit, the Company is required to deposit its revenues in accounts subject to control by IBM Credit. At any time, regardless of whether the Company is in default of its obligations to IBM Credit, IBM Credit is permitted to apply these amounts towards the repayment of the Company's obligations to IBM Credit. This loan is also subject to mandatory prepayment as follows: (i) upon the disposition of any assets of the Company outside of the ordinary course of business, all net proceeds to the Company must be applied towards the Company's obligations under the loan; (ii) upon the closing of any financing, 10% of the proceeds must be applied towards the Company's obligations under the loan; (iii) upon the thirtieth day following the end of each fiscal quarter, an amount of no less than 50% of operating cash flow for such prior fiscal quarter must be applied towards the Company's obligations under the loan; and (iv) upon the receipt of any other amounts other than sales of inventory or used or obsolete equipment in the ordinary course of business, and not otherwise described in the preceding clause (i) - (iii), all of such amounts must be applied towards the Company's obligations under the loan. IBM Credit's control over the Company's financial resources as well as these prepayment provisions will place a further strain on the ability of the Company to fund its working capital needs internally. Accordingly, there can be no assurance that the Company will be able to successfully fund its working capital needs internally.

Although the restructured loan provides for an amended working line of credit of up to $6.5 million, the Company will only be able to borrow amounts up to the "borrowing base" which is defined as (i) sixty percent of the value of the Splash Common Stock held by the Company (net of IBM Credit's option to purchase 174,113 shares); (ii) the lesser of 10% of the gross value of eligible inventory or $500,000; plus (iii) 80% of the Company's eligible domestic accounts receivable; (iv) the lesser of 50% of the gross value of certain eligible Japanese and European accounts receivable or $500,000); plus
(v) 50% of the approximately $2.0 million held in escrow in connection with the law suit filed by EFI. The amended working capital line of credit will be reduced to $6.0 million on March 2, 1998 and will be further reduced by fifty percent of the value of Splash Common Stock shares sold by the Company other than the shares representing the option held by IBM Credit. Also under the terms of the amended working capital line of credit, the Company has the obligation to sell up to 232,151 shares of Splash Common Stock at a price approved by IBM Credit and pay seventy-five percent of the proceeds to IBM Credit as a "cancellation fee" of the option that IBM holds for 174,113 shares of Splash Common Stock. Once the line of credit has been reduced to zero, if ever, the Company does not expect that it will be a source of working capital in the future.

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

As of December 31, 1997, the Company was not in compliance with all of the financial covenants under the restructured loan agreement and amended working capital line of credit (specifically, minimum working capital and current assets to current liabilities ratio) however, IBM Credit has waived such defaults.

In the event that the Splash Common Stock and the working capital line of credit are insufficient to fund the Company's working capital needs, the Company may need to raise additional capital through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding will be available on terms attractive to the Company, or at all. The failure of the Company to raise capital when needed would have a material adverse effect on the Company's business, operating results and financial condition. If the additional funds are raised through the issuance of equity securities, the percentage ownership of the Company of its then-current shareholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the Company's Common Stock.

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

INTERNATIONAL SALES

Prior to the second fiscal quarter of 1996, the Company's international sales were primarily made through distributors and the Company's subsidiary in Japan. Effective April 1, and July 1, 1996 the Company appointed an exclusive distributor for Japan and Europe, respectively. The Company expects that international sales, particularly sales to Japan, will represent a significant portion of its business activity and that it will be subject to the normal risks of international sales such as currency fluctuations, longer payment cycles, export controls and other governmental regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. Sales in Japan could be affected by the economic conditions in that region. Asian sales outside of Japan are not material. Furthermore, a reduction in sales efforts or financial viability of the distributors could adversely affect the Company's net sales and its ability to provide service and support to Japanese and European customers. Additionally, fluctuations in exchange rates could affect demand for the Company's products. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, the Company's business, operating results and financial condition could be materially adversely affected. Net sales could also be adversely affected in the future as a result of the exclusive distributor relationships for Japan and Europe because the Company only recognizes as net sales a portion of the sales price of any product sold through such distributor arrangements. Accordingly, even if sales for such regions increase or remain similar to historic levels, the Company would recognize a lesser amount of net sales for such regions as compared to historic levels.

During the third quarter of fiscal 1997, the exclusivity clause in the agreement with the Japanese distributor was terminated. No other distribution relationship for Japan has been entered into by the Company.

Effective January 1, 1998, the Company has modified its relationships with its distributors in Japan and Europe for its digital video software products. Sales will now be made for these products based upon a price list and they will no longer pay commissions upon their sale of these products. Commission will still be paid on the sales of all of the Company's other products.

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

As of December 31, 1997, there were 6,105,680 shares of Common Stock reserved for issuance upon exercise of outstanding options by employees and consultants. As of such date there were an additional 1,129,100 shares of Common Stock available for issuance under options to be granted to employees and consultants and 158,998 shares reserved for issuances for purchases under the Company's Employee Stock Purchase Plan. Additionally, 152,500 shares of Common Stock were reserved for issuance under the Company's stock option plans for non-employee directors, 47,500 of which were subject to outstanding options. The Company has amended its 1995 Stock Option Plan (the "1995 Plan") to increase the number of shares available for issuance thereunder by 2,700,000 shares, subject to shareholder approval at its Annual Meeting of Shareholders in February 1998. The Company may also seek to obtain Board and/or shareholder approval for grants of options in excess of the amounts described above. All of the shares of Common Stock to be issued upon exercise of options granted or to be granted or upon stock purchases will be available for sale in the public market. Such availability will further increase the number of freely tradeable shares of Common Stock outstanding which could exert downward pressure on the trading price of the Common Stock.

As of July 31, 1997, the Company granted a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.50 per share which is exercisable two years from the grant date to WPS, L.L.C. in consideration of consulting services performed during the third quarter of 1997. The value of the warrants has been deemed to be immaterial.

As of August 29, 1997, the Company granted a warrant to purchase 500,000 shares of the Company's Common Stock at a price of $1.25 per share exercisable over a forty two month period from the grant date to Reply Corporation (Reply) as part of the technology licensing agreement with Reply. The value of the warrants has been deemed to be immaterial. See Notes to Consolidated Financial Statements - Note 9 Technology licensing from Reply Corporation in the Company's 1997 Form 10-K.

POSSIBLE DELISTING OF COMMON STOCK FROM NASDAQ SMALLCAP MARKET

The Company's Common Stock is listed on the Nasdaq SmallCap Market pursuant to an agreement with the NASD which requires that the Company comply with the continued listing requirements for the Nasdaq SmallCap Market. Failure to meet the continued listing requirements in the future would subject the Common Stock to delisting. Companies traded on the Nasdaq SmallCap Market will be required commencing in March 1998, for example, to maintain a minimum bid price of $1.00 per share. Because the Company's Common Stock has not traded over $1.00 per share since November 1996, the Common Stock could be delisted from the Nasdaq SmallCap Market. As a result, the Board of Directors has proposed, subject to shareholder approval at the February 1998 annual meeting of shareholders, a significant reverse stock split if the trading price of the Company's Common Stock remains below $1.00 per share. There can be no assurance that such a proposal will be timely approved by the shareholders, or if approved, that the stock price will perform as hoped. If the Company's Common Stock is delisted, there can be no assurance that the Company will meet the requirements for initial inclusion on Nasdaq in the future, particularly in light of the fact that Nasdaq requires traded securities to have a $4.00 minimum per share bid requirement. Moreover, the NASD is considering the elimination of the SmallCap Market altogether. Trading, if any, in the listed securities after delisting or the elimination of the SmallCap Market would be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets." As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 3 to Consolidated Financial Statements - Commitments and
Contingencies.

ITEM 5.  OTHER INFORMATION

The value of the Company's investment in Splash Technology Holdings, Inc. declined from $22.1 million at the end of fiscal year 1997 to $11.3 million at the end of the first quarter of fiscal 1998 due to the sale of 40,000 shares, and more importantly, due to the substantial decline in the closing price of Splash Common Stock from $38.75 to $21.375 during that period of time. Since then the closing price of Splash Common Stock has further declined to $14.38 on February 5, 1998. The value of the 530,139 shares (net of the option to buy 174,113 shares held by IBM Credit and which is exercisable at a nominal price) still held by the Company is $7.6 million as of February 5, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following exhibits are filed with this Quarterly Report:

10.01 Amended and Restated Working Capital and Term Loan Agreement dated as of January 8, 1998 between IBM Credit and the Registrant.

27.01    Financial Data Schedule (EDGAR version only).

(b)  REPORTS ON FORM 8-K

No report on Form 8-K was filed during the three months ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February  10, 1998                  RADIUS INC.



                                                    By: /s/
                                                        ------------------
                                                        Henry V. Morgan
                                                        Chief Financial Officer