Form 10-Q
period 1998-03-28
RADIUS INC
filed 1998-05-12
CIK 805574

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998.

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____TO____.

                           COMMISSION FILE NUMBER: 0-18690

                                     RADIUS INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                CALIFORNIA                               68-0101300
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)

                               460 E. MIDDLEFIELD ROAD
                               MOUNTAIN VIEW, CA 94043
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                    (650) 404-6000
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                    --------------------------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES _X_    NO ___

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON MAY 8, 1998 WAS 5,513,553.
  ----------------------------------------------------------------------------
  ----------------------------------------------------------------------------

                                     RADIUS INC.

                                        INDEX


PART I.  FINANCIAL INFORMATION                                                                PAGE
------------------------------                                                                ----
Item 1.   Financial Statements

               Consolidated Balance Sheets at March 31, 1998 (unaudited) and
               September 30, 1997                                                              3

               Consolidated Statements of Operations for the Three and Six Months Ended
               March 31, 1998 and 1997  (unaudited)                                            4

               Consolidated Statements of Cash Flows for the Six Months Ended
               March 31, 1998 and 1997  (unaudited)                                            5

               Notes to Consolidated Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                       10


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                                   20

Item 4    Submission of Matters to a Vote of Security Holders                                 20

Item 5.   Other Information                                                                   20

Item 6.   Exhibits and Reports on Form 8-K                                                    21


SIGNATURES                                                                                    21
---------

PART 1.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 RADIUS INC.
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                                                  MARCH 31,     SEPTEMBER 30,
                                                                                    1998          1997 (1)
                                                                                 -----------    -------------
                                                                                 (unaudited)
ASSETS:
Current assets:
     Cash                                                                         $    539       $    773
     Receivable from sale of shares of Splash Technology Holdings, Inc.              1,110              -
     Accounts receivable, net                                                        2,377          2,168
     Inventories                                                                       608            805
     Investment in Splash Technology Holdings, Inc.                                  5,428         22,093
     Prepaid expenses and other current assets                                         131            184
                                                                                  --------       --------
       Total current assets                                                         10,193         26,023
Property and equipment, net                                                            168            249
                                                                                  --------       --------
                                                                                   $10,361        $26,272
                                                                                  --------       --------
                                                                                  --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY (Net capital deficiency):
 Current liabilities:
     Accounts payable                                                              $ 4,512        $ 4,511
     Accrued payroll and related expenses                                              622          1,320
     Accrued warranty costs                                                            235            538
     Other accrued liabilities                                                       2,231          2,690
     Accrued income taxes                                                            2,127          2,111
     Accrued restructuring and other charges                                         1,206          2,033
     Short-term borrowings                                                           4,371          4,638
     Obligation under capital leases                                                     -            273
                                                                                  --------         --------
       Total current liabilities                                                    15,304         18,114


Shareholders' equity (Net capital deficiency):
     Common stock                                                                  169,025        168,994
     Unrealized gain on available-for-sale securities                                5,428         22,093
     Accumulated deficit                                                          (179,446)      (182,972)
     Accumulated translation adjustment                                                 50             43
                                                                                  --------       --------
       Total shareholders' equity (Net capital deficiency)                          (4,943)         8,158
                                                                                   $10,361        $26,272
                                                                                  --------       --------
                                                                                  --------       --------

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

                                             RADIUS INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except per share data; unaudited)


                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          MARCH 31,               MARCH 31,
                                                     ------------------       ----------------
                                                       1998       1997          1998      1997
                                                       ----       ----          ----      ----
Sales                                                $ 4,584   $  8,249      $  9,691   $ 19,051
Commissions and royalties                                431      1,898           864      3,193
                                                     -------   --------      --------   --------
            Total net sales                            5,015     10,147        10,555     22,244

Cost of sales                                          3,463      8,409         7,060     15,435
                                                     -------   --------      --------   --------
            Gross profit                               1,552      1,738         3,495      6,809
                                                     -------   --------      --------   --------
Operating expenses:
     Research and development                            820        997         1,314      1,901
     Selling, general and administrative               1,719      5,223         3,813      9,321
                                                     -------   --------      --------   --------
            Total operating expenses                   2,539      6,220         5,127     11,222
                                                     -------   --------      --------   --------
Loss from operations                                    (987)    (4,482)       (1,632)    (4,413)

Other income (expense), net                            4,417         (7)        5,496        (12)
Interest expense                                        (165)      (757)         (338)    (1,494)
                                                     -------   --------      --------   --------
Income (loss) before income taxes                      3,265     (5,246)        3,526     (5,919)

Provision  for income taxes                                -        195             -        316
                                                     -------   --------      --------   --------
Net income (loss)                                    $ 3,265   $ (5,441)     $  3,526   $ (6,235)
                                                     -------   --------      --------   --------
                                                     -------   --------      --------   --------
Preferred stock dividend                                   -         75            -         150

Net income (loss) applicable to                      $ 3,265   $ (5,516)     $  3,526   $ (6,385)
  common shareholders                                -------   --------      --------   --------
                                                     -------   --------      --------   --------
Net income (loss) per share:

Basic net income (loss) per share applicable
  to common shareholders                             $  0.59   $  (1.01)     $   0.64   $  (1.17)
                                                     -------   --------      --------   --------
                                                     -------   --------      --------   --------
Diluted net income (loss) per share applicable
  to common shareholders                             $  0.59   $  (1.01)     $   0.63   $  (1.17)
                                                     -------   --------      --------   --------
                                                     -------   --------      --------   --------
Shares used in per share computations:

  Shares used in computing basic net
    income (loss) per share                            5,514      5,488         5,513      5,477
                                                     -------   --------      --------   --------
                                                     -------   --------      --------   --------
  Shares used in computing diluted net
    income (loss) per share                            5,534      5,488         5,575      5,477
                                                     -------   --------      --------   --------
                                                     -------   --------      --------   --------


                                            See accompanying notes.

                                                 RADIUS INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                        (in thousands, unaudited)



                                                                                    SIX MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   ------------------

                                                                                    1998         1997
                                                                                    ----         ----
Cash flows from operating activities:
   Net income (loss)                                                              $ 3,526      $(6,235)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                     82          580
     Gain on the sale of Splash Common Stock                                       (5,345)           -
   (Increase) decrease in assets:
     Accounts receivable                                                             (202)      (3,487)
     Inventories                                                                      197        8,326
     Prepaid expenses and other current assets                                         53          (34)
     Income tax receivable                                                              -          514
   Increase (decrease) in liabilities:
     Accounts payable                                                                   1           77
     Accrued payroll and related expenses                                            (698)      (1,231)
     Accrued warranty costs                                                          (303)         (76)
     Other accrued liabilities                                                       (459)        (720)
     Accrued restructuring costs                                                     (827)        (319)
     Accrued income taxes                                                              16         (185)
                                                                                 --------     --------
       Total adjustments                                                           (7,485)       3,445
                                                                                 --------     --------
       Net cash used in operating activities                                       (3,959)      (2,790)

Cash flows from investing activities:
     Capital expenditures                                                              (1)         (54)
     Net proceeds from the sale of Splash Common Stock                              4,235            -
                                                                                 --------     --------
       Net cash provided by (used in) investing activities                          4,234          (54)

Cash flows from financing activities:
     Short-term borrowings, net                                                      (267)       1,887
     Principal payments of long-term debt and capital leases                         (273)        (641)
     Issuance of common stock                                                          31           32
                                                                                 --------     --------
       Net cash provided by financing activities                                     (509)       1,278
                                                                                 --------     --------
Net increase (decrease) in cash and cash equivalents                                 (234)      (1,566)
Cash and cash equivalents, beginning of period                                        773        2,974
                                                                                 --------     --------
Cash and cash equivalents, end of period                                          $   539      $ 1,408
                                                                                 --------     --------
                                                                                 --------     --------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                                  $   324      $ 1,489
                                                                                 --------     --------
        Income taxes                                                              $     -      $     7
                                                                                 --------     --------
      Non-cash financing activity:
        Dividend paid on preferred stock                                          $     -      $   150
                                                                                 --------     --------
      Non-cash financing activity:
      Receivable from sale of shares of Splash Technology Holdings, Inc.          $ 1,110      $     -
                                                                                 --------     --------

                                             See accompanying notes.

                                 RADIUS INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Radius Inc. ("Radius" or the "Company") as of March 31, 1998 and for the three and six months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns and bad debts and the length of product life cycles. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

NOTE 2.  INVENTORIES

Inventories, stated at the lower of cost or market, consist of (in thousands):

                                             MARCH 31,       SEPTEMBER 30,
                                               1998              1997
                                             ---------       -------------
                                            (unaudited)
     Work in process                        $  174           $  176
     Finished goods                            434              629
                                            ------           ------
                                            $  608           $  805
                                            ------           ------
                                            ------           ------


NOTE 3.  COMMITMENTS AND CONTINGENCIES

(a) On November 16, 1995, Electronics for Imaging, Inc. ("EFI") filed a suit in the United States District Court in the Northern District of California alleging that the Company infringes a patent allegedly owned by EFI.
Although the complaint does not specify which of the Company's products allegedly infringe the patent, subsequent pleading indicates that EFI alleges that the Company's Color Server products infringe. In January 1996, the Company completed the divestiture of the Color Server Group.

The Company has filed an answer denying all material allegations, and has filed counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI's motion to dismiss or sever the Company's amended counterclaims was granted in part and the ruling permitted the Company to file an amended counterclaim for antitrust violations. The Company has filed an amended antitrust claim. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it has indemnification rights with respect to EFI's claims. A motion for summary judgment based on these indemnification rights disposing of EFI's claims was filed, and the court granted this motion finding the Company immune from suit under the patent after February 22, 1995. In March 1998, EFI and the Company agreed to dismiss their remaining claims against each other pending the outcome of EFI's appeal of this summary judgment finding. If the Company prevails on appeal, the remaining claims will be dismissed. On the other hand, if EFI prevails on appeal, then EFI can refile its claims and the Company would intend to continue to vigorously defend against such claims and prosecute its own claims against EFI. In such event, neither the Company nor Splash Technology Holdings, Inc. would be able to advance the indemnification/immunity defense ruled on in the summary judgment motion, which would require the Company to defend EFI's claims based upon
their merits.   While the Company believes it has meritorious defenses, the costs of defending any litigation could adversely affect the Company's results of operations and cash flows.

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

In June 1995, the Court approved the settlement of both litigations and entered a Final Judgment and Order of Dismissal. Under the settlement of the litigation brought in 1992 against the Company, the Company's insurance carrier paid $3.7 million in cash and the Company is required to issue 12,869 shares of its Common Stock to a class action settlement fund. In the settlement of the litigation brought in 1994 against SuperMac, the Company paid $250,000 in cash and is required to issue into a class action settlement fund 70,761 shares of its Common Stock. The number of shares required to be issued by the Company increased by 10,000 since the price of the Common Stock was below $120 per share during the 60-day period following the initial issuance of shares. In connection with these settlements, the Company recorded a charge of $12.4 million in the Consolidated Statement of Operations in 1995 reflecting settlement costs not covered by insurance as well as related legal fees.

As of March 31, 1998, the Company had issued 83,630 of its Common Stock due to the settlement and approximately 10,000 shares remained to be issued.

NOTE 4.  INVESTMENT IN SPLASH TECHNOLOGY HOLDINGS, INC.

In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. ("Splash"), a corporation formed by various investment entities associated with Summit Partners. In fiscal 1996, the Company received approximately $21.0 million in cash and, as of March 31, 1998, an additional $2.0 million is being maintained in escrow to secure certain indemnification obligations relating to the EFI litigation.
 The Company also received 4,282 shares of Splash's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock were converted into shares of Splash's Common Stock in connection with the initial public offering of Splash. In June 1996, the Company granted IBM Credit, its secured lender, an option to purchase 428 shares of Series B Preferred (now 174,113 shares of Splash Common Stock) in connection with the restructuring of the terms of its loan agreement with IBM Credit. As of April 8, 1998, IBM Credit had exercised its option with respect to 30,000 shares of Splash Common Stock.

During the fourth quarter of fiscal 1997 and the six months ended March 31, 1998, the Company sold an aggregate of 996,875 and 290,000 shares, respectively, of the 1,741,127 shares of Splash Common Stock owned by the
Company.   The investment, which is available for sale, subject to certain market trading restrictions, is accounted for in accordance with FASB Statement No. 115. The unrealized gain of $5.4 million relating to the remaining 280,139 shares held (net of the option to buy 174,113 shares held by IBM Credit exercisable at a nominal price), based upon the closing price of $19.375 per share at March 27, 1998 is recorded as a component of shareholders' equity at March 31, 1998. Since March 31, 1998, the Company has sold 90,000 shares of Splash Common Stock and continues to own 190,139 shares of Splash Common Stock (net of the option to buy 144,113 shares held by IBM Credit exercisable at a nominal price). The value of the 190,139 shares held by the Company, based upon the closing price of $16.563 is $3.1 million as of May 7, 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.

NOTE 5.  EARNINGS PER SHARE

On March 9, 1998, the Company effected a one-for ten reverse stock split. All per share data and number of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents in 1997 consist of employee stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              MARCH 31,                           MARCH 31,
                                                                          ------------------                  ----------------
                                                                           1998            1997            1998          1997
                                                                           ----            ----            ----          ----
                                                                             (UNAUDITED)                       (UNAUDITED)
NUMERATOR:
 Net income (loss)                                                      $  3,265        $ (5,441)        $  3,526      $ (6,235)
 Preferred stock dividends                                                     -             (75)        $      -      $   (150)
                                                                        --------        --------         --------      --------
 Numerator for basic and diluted earnings per share -
   income (loss) available to common stockholders                       $  3,265        $ (5,516)        $  3,526      $ (6,385)
                                                                        --------        --------         --------      --------
                                                                        --------        --------         --------      --------

DENOMINATOR:
 Denominator for basic earnings per share - weighted-average
   shares outstanding                                                      5,514           5,488           5,513          5,477

 Effect of dilutive securities:
   Employee stock options                                                     20               -               62             -
                                                                        --------        --------         --------      --------
 Dilutive potential common shares                                             20               -               62             -

 Denominator for diluted earnings per share - adjusted
   weighted-average shares outstanding                                     5,534           5,488            5,575         5,477
                                                                        --------        --------         --------      --------
                                                                        --------        --------         --------      --------

Basic earnings (loss) per share                                         $   0.59        $  (1.01)            0.64         (1.17)
                                                                        --------        --------         --------      --------
                                                                        --------        --------         --------      --------

Diluted earnings (loss) per share                                       $   0.59        $  (1.01) (1)        0.63         (1.17) (1)
                                                                        --------        --------         --------      --------
                                                                        --------        --------         --------      --------


(1) Diluted earnings per share does not reflect any potential shares relating to employee stock options or the convertible preferred stock due to a loss reported for the period, in accordance with FAS 128. The assumed issuance of any additional shares would be antidilutive.

For additional disclosure regarding the employee stock options and convertible preferred stock, see Note 4 in the Company's Annual Report Form 10-K for the fiscal year ended September 30, 1997.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income in a financial statement. Comprehensive income items include changes in equity (net assets) not included in net income. Examples are foreign currency translation adjustments and unrealized gains/losses on available for sale securities. This disclosure prescribed by SFAS 130 is required beginning with the quarter ending December 31, 1998.

In June 1997, FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the impact, if any, of adopting this standard. The disclosures prescribed by SFAS 131 are required in fiscal year 1999.

In October 1997, FASB approved the new American Institute of Certified Public Accountants Statements of Position, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 will be effective for the Company beginning in the first quarter of fiscal 1999. The Company is evaluating this pronouncement and the effects, if any, on the Company's current policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Statements indicating that the Company or management "intends", "plans", "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this discussion and other sections of this Form 10-Q. Such factors include, but are not limited to: the Company's ability to achieve profitability; the Company's ability to dispose of its remaining holdings in Splash on a timely and profitable basis; the Company's ability to repay its indebtedness to IBM Credit; the Company's ability to negotiate a favorable Quick Time license with Apple for use with its digital video products; the Company's ability to successfully conclude or settle its patent infringement litigation with EFI; the success of the Company's digital video products; the success of the Apple Macintosh computer line and operating system, the success of Apple as well as the Company's ability to compete successfully with Apple in its market; the Company's ability to successfully develop, introduce and market new products, including products for Windows operating system, to keep pace with technological innovation, particularly in light of its limited financial resources; the ability of the Company's manufacturers and suppliers to deliver components and manufacture the Company's products; the Company's reliance on international sales and the effect of its partially exclusive distributor arrangements with respect to Europe and Japan; and the Company's ability to attract and retain its key personnel.

Each forward-looking statement should be read in conjunction with the entire consolidated interim financial statements and the notes thereto in Part I,
Item 1 of this Quarterly Report, with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results," and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, including, but not limited to, "Management's Discussion and Analysis of Financial Condition and Results of Operations --Certain Factors That May Affect the Company's Future Results of Operations."

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

To date, substantially all of the Company's products have been designed for and sold to users of Macintosh computer products (the "Macintosh") manufactured by Apple Computer, Inc. ("Apple") as Apple products have been the preferred platform in the Company's target markets. The Company's current product development plans include adding cross platform (Windows) capabilities to some of the Company's products in order to market these products to users of the Windows operating system. There can be no assurance that the Company will be successful in developing and marketing products for the Windows operating system, particularly in light of the Company's current financial condition. The Company has released and shipped its first product for the Windows operating system, Photo DV for Windows, during its second quarter of fiscal 1998.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).



                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              MARCH 31,                          MARCH 31,

                                                         1998              1997             1998         1997
                                                         ----              ----             ----         ----
     Net sales                                          100.0%            100.0%           100.0%       100.0%
     Cost of sales                                       69.1              82.9             66.9         69.4
                                                        -----             -----            -----        -----
          Gross profit                                   30.9              17.1             33.1         30.6
                                                        -----             -----            -----        -----
     Operating expenses:
       Research and development                          16.3               9.8             12.5          8.5
         Selling, general and administrative             34.3              51.5             36.1         41.9
                                                        -----             -----            -----        -----
          Total operating expenses                       50.6              61.3             48.6         50.4
                                                        -----             -----            -----        -----
     Income (loss) from operations                      (19.7)            (44.2)           (15.5)       (19.8)
     Other income(expense), net                          88.1              (0.1)            52.1         (0.1)
     Interest Expense                                    (3.3)             (7.5)            (3.2)        (6.7)
                                                        -----             -----            -----        -----
     Income (loss) before income taxes                   65.1             (51.7)            33.4        (26.6)

     Provision for income taxes                           0.0               1.9              0.0          1.4
                                                        -----             -----            -----        -----
     Net income (loss)                                   65.1%            (53.6)%           33.4%       (28.0)%
                                                        -----             -----            -----        -----
                                                        -----             -----            -----        -----


NET SALES

The Company's total net sales decreased 50.6% to $5.0 million in the second quarter of fiscal 1998 from $10.1 million for the same quarter in fiscal 1997. Net sales for the first six months of fiscal 1998 decreased 52.5% to $10.6 million from $22.2 million in the same period of fiscal 1997. The decline is due primarily to the following factors: the Company's decision to focus its efforts on its color publishing and digital video software product lines while discontinuing the development of its accelerated color graphics products and its DOS on Mac products; a decline in the sales of its color publishing products; reduced commissions paid by its international distributors due to the Company's change in product focus; and reduced royalties paid by Umax Computer Corporation under its license agreement for the MacOS compatible systems signed in February 1996.

The Company also anticipates that, as a result of these trends the proportion of hardware sales will decline in the coming periods. For example, in the Company's digital video product line, the sales of the systems products have been declining while the sale of the software products for digital video camcorders (PhotoDV introduced in April 1997, MotoDV introduced in September 1997 and EditDV introduced in November 1997) have increased during fiscal 1998. Additionally, the Company introduced Photo DV for Windows in March 1998. There can be no assurance that sales of these software products will continue to increase or that they will increase to a sufficient extent to offset the anticipated decline in hardware sales. Moreover, the Company anticipates that its royalties from Umax will decline significantly during fiscal 1998 due to Apple's decision not to extend the operating system licenses and the expiration of this obligation in March 1998.

Effective January 1, 1998, the Company has modified its relationships with its distributors in Japan and Europe for its digital video software products.
 Sales will now be made for these products based upon a price list and they will no longer pay commissions upon their sale of these products.
Commissions will still be paid on the sales of the Company's other products sold through these distributors.

Sales to Ingram Micro and Microage Computer Center accounted for 48.8% and 8.6% of net sales for the second quarter of fiscal 1998, respectively. For the corresponding period of fiscal 1997, the same customers accounted for 55.0% and 3.2% of the Company's net sales. For the six month period ended March 31, 1998, Ingram Micro accounted for 55.2% of the Company's net sales as compared to 69.4% for the corresponding period of fiscal 1997.

GROSS PROFIT

The Company's gross profit margin was 30.9% and 33.1% for the three and six month periods ended March 31, 1998, as compared with 17.1% and 30.6% for the corresponding periods in fiscal 1997. The gross profit margin for the three and six month periods ended March 31, 1998 reflects the sales of its accelerated graphics products and its DOS on Mac products at very low profit margins. Excluding these products the gross profit margin would have been 38.7% and 38.9%, respectively. The gross profit margin for the three and six month periods ended March 31, 1997 reflects a net charge of $3.6 million relating to inventory write downs. Excluding this charge, the gross profit margin would have been 54.5% and 46.8%, respectively. The decrease in adjusted gross profit margin for the three and six month periods ended March 31, 1998 was due primarily to the high level of commissions and royalties reported in the Company's second quarter of fiscal 1997.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $0.9 million or 16.3% of net sales in the second quarter of fiscal 1998 from $1.0 million or 9.8% of net sales in the same quarter of fiscal 1997. Research and development expenses decreased from $1.9 million or 8.5% of net sales for the first six months of fiscal 1997 to $1.3 million or 12.5% of net sales for the corresponding period of fiscal 1998. The increase in research and development expenses expressed as a percentage of net sales was primarily attributed to the decrease in net sales. The decrease in research and development expenses is primarily the result of reducing expenses related to headcount resulting from the efforts to refocus its business and funds received for the outplacement of some of the Company's engineers in October 1997. The Company continues to expect to spend approximately $3.0 million on the development of its digital video and color product lines during fiscal 1998, assuming sufficient net sales to support such expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $1.7 million or 34.3% of net sales in the second quarter of fiscal 1998 from $5.2 million or 51.5% of net sales in the same quarter of fiscal 1997. Selling, general and administrative expenses decreased from $9.3 million or 41.9% of net sales for the first six months of fiscal 1997 to $3.8 million or 36.1% of net sales for the corresponding period in fiscal 1998. The Company decreased its selling, general and administrative expenses primarily by reducing expenses related to headcount resulting from the efforts to refocus its business. Although the Company expects selling, general and administrative expenses to increase gradually over time, the Company does not expect them to approach historical levels in absolute amount.

OTHER INCOME (EXPENSE), NET

Other income was $4.4 million and $5.5 million for the three and six month periods ended March 31, 1998, respectively, and was not material in the same periods of fiscal 1997. Other income resulted from the sale of 290,000 shares of Splash Common Stock during the six month period ended March 31, 1998.

INTEREST EXPENSE

Interest expense was $0.2 million and $0.3 million for the three and six month periods ended March 31, 1998, as compared with $0.8 and $1.5 million for the corresponding periods in fiscal 1997. This decrease was due to lower average borrowings primarily as a result of the term loan repayment to IBM Credit in August 1997.

NET PROFIT

As a result of the above factors, the Company had a net profit of $3.3 million and $3.5 million for the three and six months ended March 31, 1998, respectively, as compared to a net loss of $5.5 million and $6.4 million for the three and six months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents declined to $0.5 million at March 31, 1998, as compared with $0.8 million for the same quarter in fiscal 1997. However, as of March 31, 1998, the Company's liabilities exceeded its assets. The value of the Company's investment in Splash Technology Holdings, Inc. also declined from $22.1 million at the end of fiscal year 1997 to $5.4 million at the end of the second quarter of fiscal 1998 due to the sale of 290,000 shares of Splash Common Stock, and more importantly, due to the substantial decline in the trading price of the Splash Common Stock from $38.75 to $19.375 during that period of time. Since March 31, 1998, the trading price of Splash Common Stock has further declined to $16.56 as of May 7, 1998 and the Company has sold an additional 90,000 shares of Splash Common Stock. The value of the 190,139 shares (net of the option to buy 144,113 shares held by IBM Credit and which is exercisable at a nominal price) still held by the Company is $3.1 million as of May 7, 1998.

The Company's principal source(s) of liquidity currently are cash generated by operations, if any; an amended working capital line of credit provided by IBM Credit pursuant to the terms of the restructured loan with IBM Credit; and cash generated from the sale of Splash Common Stock net of repayments on the working capital line of credit. The loan agreement was last amended in April 1998, and extended through May 15, 1998. Meanwhile the Company is currently negotiating with a bank for a working capital line of credit of $3.0 million, which is subject to the completion of an audit by the bank and approval by its loan committee. The new working capital line of credit, if obtained, will be secured by the Company's accounts receivables and the remaining shares of Splash Common Stock (net of the option to buy 144,113 shares held by IBM Credit).

Under the terms of the current amended working capital line of credit with IBM Credit, the amount available to borrow on March 31, 1998 was $3.3 million. Since then, due to sales of an additional 90,000 shares of Splash Common Stock, the amount available for borrowing has been reduced to $2.1 million and will be further reduced by mandatory pre-payments of 50% of the proceeds which arise from the sale of additional shares of Splash Common Stock until the working capital line of credit is fully repaid. The borrowing base under the amended working capital line of credit is defined as (i) sixty percent of the value of the Splash Common Stock held by the Company (net of IBM Credit's option to purchase 144,113 shares); (ii) the lesser of 10% of the gross value of eligible inventory or $500,000; plus (iii) 80% of the Company's eligible domestic accounts receivable; (iv) the lesser of 50% of the gross value of certain eligible Japanese and European accounts receivable or $500,000); plus (v) 50% of the approximately $2.0 million held in escrow in connection with the law suit filed by EFI. At May 7, 1998 the Company had outstanding borrowings of $2.1 million against the working capital line of credit. Therefore, the Company does not expect this working capital line of credit to provide the Company with any liquidity in the near future.

In the event that this proposed $3.0 million working capital line of credit is not approved, the Company believes that it will be able to extend the current arrangement that it has with IBM Credit until the line is fully repaid through sales of the remaining shares of Splash Common Stock, assuming that the price of Splash Common Stock does not further deteriorate.

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

As of March 31, 1998, the Company was not in compliance with all of the financial covenants under the amended loan agreement dated January 8, 1998 (specifically, minimum working capital and current assets to current liabilities ratio). The Company obtained a waiver from IBM Credit of this noncompliance. There can be no assurance that IBM Credit will grant a waiver in the future in the event the Company is not in compliance with the amended financial covenants.

As a result of IBM's control over the Company's cash flow and restrictions on the use of the Company's excess cash flow, the Company anticipates that it will not have significant cash available for expenditures other than for its ordinary course of business operating expenses, which will be significantly lower than historical amounts. In the event the Company were unable to generate sufficient net sales or if the Company incurs unforeseen operating expenses, it may not be able to meet its operating expenses without additional financing or a restructuring of its loan agreements with IBM Credit. In the event that the Company desires to acquire any strategic technologies or businesses, it would most likely be unable to do so without obtaining additional financing or the consent of IBM Credit. See "Management's Discussion and Analysis of

Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Need for Additional Financing; Loan Restrictions."

A significant portion of the Company's net worth and liquidity is represented by the Company's remaining holdings in Splash. Although the Company may trade its shares in the open market pursuant to Rule 144 or privately, the market price of Splash Common Stock has been volatile. There are other shareholders in Splash with large blocks of restricted common stock who may try to sell their shares at the same time as the Company. If too many shares are offered for sale at the same time, the price may be further depressed.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

VALUE AND LIQUIDITY OF INTEREST IN SPLASH TECHNOLOGY HOLDINGS, INC.

A significant portion of the Company's net worth and liquidity is represented by the Company's remaining holdings in Splash. Although the Company may trade its shares pursuant to Rule 144 or privately, the market price of
Splash Common Stock has been volatile.   There are other shareholders in
Splash with large blocks of restricted common stock who may try to sell their shares when the Company is in the market. If too many shares are offered for sale at the same time, the price may be depressed. Ideally, proceeds from the sale of Splash Common Stock held by the Company will be sufficient to repay the balance of the IBM Credit facility and to provide sufficient working capital to the Company during fiscal 1998, but there can be no assurance that the Company will be able to effectively time its sales or that the market value of Splash Common Stock will be adequate to achieve such goals. With the recent decline in the closing price of Splash Common Stock to $16.56 on May 7, 1998, the Company would have $1.0 million net proceeds after retirement of the IBM Credit debt if it were to sell its remaining 190,139 shares of Splash Common Stock as of that date.

CONTINUING OPERATING LOSSES

The Company experienced operating losses in each of its prior five fiscal years. In the future, the Company's ability to achieve and subsequently sustain profitable operations will depend upon a number of factors, including the Company's ability to control costs; the Company's ability to service its outstanding indebtedness to IBM Credit; the Company's ability to realize appreciation in minority ownership interests in Splash and other investments, which cannot be assured in light of the substantial decline in the market value of Splash Common Stock; the Company's ability to generate sufficient cash from operations or obtain additional funds to fund its operating expenses; the Company's ability to successfully market its software products; the Company's ability to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; the commercial acceptance of Apple computers and the MacOS and the rate and mix of Apple computers and related products sold; the Company's ability to successfully develop and market products for the Microsoft Windows and NT operating systems in a timely manner; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; the Company's ability to negotiate a settlement or other favorable conclusion of the EFI litigation; and other factors. For these and other reasons, there can be no assurance that the Company will be able to achieve or subsequently maintain profitability in the near term, if at all.

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

Although the restructured loan provides for an amended working line of credit of up to $2.1 million, the Company will only be able to borrow amounts up to the "borrowing base" which is defined as (i) sixty percent of the value of the Splash Common Stock held by the Company (net of IBM Credit's option to purchase 144,113 shares); (ii) the lesser of 10% of the gross value of eligible inventory or $500,000; plus (iii) 80% of the Company's eligible domestic accounts receivable; (iv) the lesser of 50% of the gross value of certain eligible Japanese and European accounts receivable or $500,000);
plus (v) 50% of the approximately $2.0 million held in escrow in connection with the law suit filed by EFI. The amended working capital line of credit will be reduced by fifty percent of the value of Splash Common Stock shares sold by the Company other than the shares representing the option held by IBM Credit. Once the line of credit has been reduced to zero, if ever, the Company does not expect that it will have a source of working capital in the future, unless the proposed $3.0 million working capital line of credit is approved. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Financial Condition."

The working capital line of credit also imposes certain operating and financial restrictions on the Company and requires the Company to maintain certain financial covenants such as minimum working capital, restricts the ability of the Company to incur additional indebtedness, pay dividends, create liens, sell assets or engage in mergers or acquisitions, or make certain capital expenditures. The failure to comply with these covenants would constitute a default under the loan, which is secured by substantially all of the Company's assets. In the event of such a default, IBM Credit could elect to declare all of the funds borrowed pursuant thereto to be due and payable together with accrued and unpaid interest proceeding and to apply all amounts on deposit in the Company's bank accounts, which could result in the Company becoming a debtor in a bankruptcy. The loan restrictions could limit the ability of the Company to effect future financings or otherwise restrict corporate activities.

As of March 31, 1998, the Company was not in compliance with all of the financial covenants under the working capital line of credit (specifically, minimum working capital and current assets to current liabilities ratio) however, IBM Credit has waived such defaults.

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

TECHNOLOGICAL CHANGE; CONTINUING NEED TO DEVELOP NEW PRODUCTS

The personal computer industry in general, and color publishing and video applications within the industry, are characterized by rapidly changing technology, often resulting in short product life cycles and rapid price declines. The Company believes that its success will be highly dependent on its ability to develop innovative and cost-competitive new products and to bring them to the marketplace in a timely manner. Should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. As a result of the Company's financial condition, it has had to significantly reduce its research and development expenditures. For the 1997 fiscal year, the Company spent approximately $5.0 million on research and development as compared with approximately $7.5 million for the 1996 fiscal year and $19.3 for the 1995 fiscal year. Furthermore, as described in "-- Need for Additional Financing; Loan Restrictions," the terms of the Company's working capital line of credit restricts the Company's ability to fund its working capital needs and, as a result, the ability of the Company to maintain historical levels of research and development expenditures. Continued reduction in the available cash resources of the Company could result in the interruption or cancellation of research and product development efforts which would have a material adverse effect on the business, operating results and financial condition of the Company.

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

INTERNATIONAL SALES

Prior to the second fiscal quarter of 1996, the Company's international sales were primarily made through distributors and the Company's subsidiary in Japan. Effective April 1, and July 1, 1996 the Company appointed an exclusive distributor for Japan and Europe, respectively. The Company expects that international sales, particularly sales to Japan, will represent a significant portion of its business activity and that it will be subject to the normal risks of international sales such as currency fluctuations, longer payment cycles, export controls and other governmental regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. Sales in Japan could be affected by the economic conditions in that region. Sales in Asian markets have not been, and the Company does not expect them to be, material in the future outside of Japan. Furthermore, a reduction in sales efforts or financial viability of the distributors could adversely affect the Company's net sales and its ability to provide service and support to Japanese and European customers. Additionally, fluctuations in exchange rates could affect demand for the Company's products. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, the Company's business, operating results and financial condition could be materially adversely affected. Net sales could also be adversely affected in the future as a result of the exclusive distributor relationships for Japan and Europe because the Company only recognizes as net sales a portion of the sales price of any product sold through such distributor arrangements. Accordingly, even if sales for such regions increase or remain similar to historic levels, the Company would recognize a lesser amount of net sales for such regions as compared to historic levels.

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

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, product development and operational personnel and the Company's ability to retain and continue to attract highly skilled personnel. The Company does not carry any key person life insurance with respect to any of its personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain qualified employees. Many members of the Company's management have departed within the past year, including its former President and Chief Executive Officer and four other Vice Presidents, including its former Senior Vice President on March 31, 1998. The Company has also had substantial layoffs and other employee departures. Because of the Company's financial difficulties and the very tight labor market for technical personnel, it has become increasingly difficult for it to hire new employees and retain key management and current employees. The failure of the Company to attract and retain key personnel would have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 3 to Consolidated Financial Statements - Commitments and
Contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Annual Meeting of Shareholders held on February 11, 1998, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified or until their earlier resignation or removal. (All number of shares are stated prior to the one-for-ten reverse stock split of outstanding shares of Common Stock effected on March 9, 1998.

                                                 Number of Shares
                                               For           Withheld
    Charles W. Berger                       39,733,665      2,335,272
    Michael D. Boich                        41,248,930        820,007
    Mark M Housley                          41,346,045        722,892
    John C. Kirby                           41,293,741        775,196

2. To approve an amendment to the Company's 1995 Stock Option Plan to reserve an dditional 2,700,000 shares of Common Stock for issuance thereunder.

    For                                     38,412,760
    Against                                  2,374,712
    Abstain                                  1,281,465
    Broker Non-Vote                         13,023,261

3. To authorize the amendment of the articles of incorporation of the Company to ffectuate a reverse stock split.

    For                                     40,518,429
    Against                                  1,358,558
    Abstain                                    191,950
    Broker Non-Vote                         13,023,261

4. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for it's fiscal year ending September 30, 1998.

     For                                     41,507,085
     Against                                    386,661
     Abstain                                    175,191
     Broker Non-Vote                         13,023,261

ITEM 5.  OTHER INFORMATION

Steve Petracca, senior vice president, who joined the Company in connection with the purchase of Reply Corporation's Dos on Mac assets, resigned from the Company as of March 31, 1998 to join a supplier to the Company. Mr. Petracca will remain available as a consultant on a limited basis.

On May 1, 1998, the Company moved its headquarters to 460 E. Middlefield Road, Mountain View, CA 94043. The lease on this facility will expire in April, 1999 and consists of leased space of approximately 18,600 square feet

In March 1998, the Company sold the common stock of Umax Computer Corporation held by it to Umax Data Systems, Inc. for $550,000.

Possible Delisting from Nasdaq SmallCap Market: as of March 31, 1998, the Company had assets of $10.4 million and total liabilities of $15.3 million and therefore had net tangible assets of $(4.9 million). In order for the Company's Common Stock to continue to be listed on the Nasdaq SmallCap Market, the Company will be required to maintain net tangible assets of at least $2.0 million, or must have net income in its most recently completed fiscal year or in two of the three prior fiscal years. The Company had net income in its most recently completed fiscal year. However, in the event that the Company does not increase its net tangible assets to greater than $2.0 million, the Company's Common Stock would be subject to delisting if it also failed to achieve net income for its current fiscal year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following exhibits are filed with this Quarterly Report:

10.01 Amended and Restated Working Capital and Term Loan Agreement dated as of April 16, 1998 between IBM Credit and the Registrant.

27.01    Financial Data Schedule (EDGAR version only).

(b)  REPORTS ON FORM 8-K

No report on Form 8-K was filed during the three months ended March 31, 1998.





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May  11, 1998                     RADIUS INC.




                                                  By: /s/
                                                     -----------------------
                                                       Henry V. Morgan
                                                       Chief Financial Officer