Form 10-Q
period 1998-06-27
RADIUS INC
filed 1998-08-11
CIK 805574

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998.

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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON AUGUST 7, 1998 WAS 5,522,816.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    RADIUS INC.

                                       INDEX


PART I.  FINANCIAL INFORMATION                                                                   PAGE
------------------------------                                                                   ----
Item 1.   Financial Statements

               Consolidated Balance Sheets at June 30, 1998 (unaudited) and
               September 30, 1997                                                                  3

               Consolidated Statements of Operations for the Three and Nine Months Ended
               June 30, 1998 and 1997  (unaudited)                                                 4

               Consolidated Statements of Cash Flows for the Nine Months Ended
               June 30, 1998 and 1997  (unaudited)                                                 5

               Notes to Consolidated Financial Statements                                          6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                           11


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                                       19

Item 5.   Other Information                                                                       19

Item 6.   Exhibits and Reports on Form 8-K                                                        19


SIGNATURES                                                                                        20
----------

PART 1.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                    RADIUS INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (in thousands)


                                                                       JUNE 30,       SEPTEMBER 30,
                                                                         1998           1997 (1)
                                                                       ---------      -------------
                                                                      (unaudited)
ASSETS:
Current assets:
  Cash                                                                  $  1,188       $    773
  Receivable from sale of shares of Splash Technology Holdings, Inc.         728              -
  Accounts receivable, net                                                 2,008          2,168
  Inventories                                                              1,081            805
  Investment in Splash Technology Holdings, Inc.                             532         22,093
  Prepaid expenses and other current assets                                  200            184
                                                                        --------        -------
     Total current assets                                                  5,737         26,023
Property and equipment, net                                                  110            249
                                                                        --------        -------
                                                                        $  5,847        $26,272
                                                                        --------        -------
                                                                        --------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY (Net capital deficiency):
  Current liabilities:
  Accounts payable                                                       $ 4,404        $ 4,511
  Accrued payroll and related expenses                                       440          1,320
  Accrued warranty costs                                                     216            538
  Other accrued liabilities                                                1,949          2,690
  Deferred Income                                                            500              -
  Accrued income taxes                                                     2,122          2,111
  Accrued restructuring and other charges                                    497          2,033
  Short-term borrowings                                                    1,597          4,638
  Obligation under capital leases                                              -            273
                                                                        --------        -------
     Total current liabilities                                            11,725         18,114


Shareholders' equity (Net capital deficiency):
  Common stock                                                           169,102        168,994
  Unrealized gain on available-for-sale securities                           532         22,093
  Accumulated deficit                                                   (175,560)      (182,972)
  Accumulated translation adjustment                                          48             43
                                                                        --------        -------
     Total shareholders' equity (Net capital deficiency)                  (5,878)         8,158
                                                                        --------        -------
                                                                         $ 5,847        $26,272
                                                                        --------        -------
                                                                        --------        -------


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

                                    RADIUS INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share data; unaudited)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                         -----------------------      ------------------------
                                                           1998           1997          1998            1997
                                                         --------       --------      ---------      ---------
Sales                                                    $  3,823       $  4,816      $  13,514      $  23,867
Commissions and royalties                                      47          1,225            911          4,418
                                                         --------       --------      ---------      ---------
            Total net sales                                 3,870          6,041         14,425         28,285
Cost of sales                                               2,223          5,472          9,283         20,907
                                                         --------       --------      ---------      ---------
            Gross profit                                    1,647            569          5,142          7,378
                                                         --------       --------      ---------      ---------

Operating expenses:
   Research and development                                   737          1,633          2,051          3,534
   Selling, general and administrative                      1,661          5,986          5,474         15,307
                                                         --------       --------      ---------      ---------
            Total operating expenses                        2,398          7,619          7,525         18,841
                                                         --------       --------      ---------      ---------

Loss from operations                                         (751)        (7,050)        (2,383)       (11,463)

Other income (expense), net                                 4,715            (10)        10,211            (22)
Interest expense                                              (78)          (757)          (416)        (2,251)
                                                         --------       --------      ---------      ---------
Income (loss) before income taxes                           3,886         (7,817)         7,412        (13,736)

Provision for income taxes                                      -              -              -            316
                                                         --------       --------      ---------      ---------

Net income (loss)                                        $  3,886      $  (7,817)      $  7,412      $ (14,052)
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------

Preferred stock dividend                                        -             75              -            225
Net income (loss) applicable to
  common shareholders                                     $ 3,886       $ (7,892)      $  7,412      $`(14,277)
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------
Net income (loss) per share:

Basic net income (loss) per share applicable
  to common shareholders                                 $   0.70       $  (1.43)       $  1.34       $  (2.60)
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------
Diluted net income (loss) per share applicable
  to common shareholders                                  $  0.70       $  (1.43)      $   1.33       $  (2.60)
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------
Shares used in per share computations:

  Shares used in computing basic net
    income (loss) per share                                 5,529          5,521          5,519          5,491
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------
Shares used in computing diluted net
    income (loss) per share                                 5,546          5,521          5,566          5,491
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------


                              See accompanying notes.

                                    RADIUS INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (in thousands, unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                       -----------------------
                                                                                         1998            1997
                                                                                       --------         ------
Cash flows from operating activities:
  Net income (loss)                                                                    $  7,412        (14,052)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                           115            769
    Gain on the sale of Splash and UCC Common Stock                                      (9,016)             -
    Loss on the disposal of fixed assets                                                     25            446
    (Increase) decrease in assets:
      Accounts receivable                                                                   165           (151)
      Inventories                                                                          (276)         9,210
      Prepaid expenses and other current assets                                             (16)             -
      Income tax receivable                                                                   -            514
    Increase (decrease) in liabilities:
      Accounts payable                                                                     (107)         1,671
      Accrued payroll and related expenses                                                 (880)        (1,294)
      Accrued warranty costs                                                               (322)          (132)
      Other accrued liabilities                                                            (741)          (770)
      Accrued restructuring costs                                                        (1,536)          (394)
      Accrued income taxes                                                                   11           (112)
                                                                                       --------         ------
      Total adjustments                                                                 (12,578)         9,757
                                                                                       --------         ------
        Net cash used in operating activities                                            (5,166)        (4,295)

Cash flows from investing activities:
  Capital expenditures                                                                       (1)           (55)
  Deposits and other assets                                                                   -             50
  Payment from KDS                                                                          500              -
  Net proceeds from the sale of Splash and UCC Common Stock                               8,288                                  -
                                                                                       --------         ------
        Net cash provided by (used in) investing activities                               8,787             (5)

Cash flows from financing activities:
  Short-term borrowings, net                                                             (3,041)         2,919
  Principal payments of long-term debt and capital leases                                  (273)          (875)
  Issuance of common stock                                                                  108             48
                                                                                       --------         ------
        Net cash (used in) provided by financing activities                              (3,206)         2,092
                                                                                       --------         ------
Net increase (decrease) in cash and cash equivalents                                        415         (2,208)
Cash and cash equivalents, beginning of period                                              773          2,974
                                                                                       --------         ------
Cash and cash equivalents, end of period                                               $  1,188       $    766
                                                                                       --------         ------
                                                                                       --------         ------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                           $    427       $  2,254
                                                                                       --------         ------
                                                                                       --------         ------
    Income taxes                                                                       $      -       $      1
                                                                                       --------         ------
                                                                                       --------         ------
  Non-cash financing activity:
    Dividend paid on preferred stock                                                   $      -       $    225
                                                                                       --------         ------
                                                                                       --------         ------
  Non-cash investing activity:
    Receivable from sale of shares of Splash Technology Holdings, Inc.                 $    728       $      -
                                                                                       --------         ------
                                                                                       --------         ------

                               See accompanying notes.

                                     RADIUS INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

The consolidated financial statements of Radius Inc. ("Radius" or the "Company") as of June 30, 1998 and for the three and nine months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns and bad debts and the length of product life cycles. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

NOTE 2.   INVENTORIES

Inventories, stated at the lower of cost or market, consist of (in thousands):

                                         JUNE 30,    SEPTEMBER 30,
                                           1998          1997
                                        -----------  -------------
                                        (unaudited)
Work in process                             $144         $176
Finished goods                               937          629
                                         -------      -------
                                         $ 1,081      $   805
                                         -------      -------
                                         -------      -------

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

The Company has filed an answer denying all material allegations, and has filed counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI's motion to dismiss or sever the Company's amended counterclaims was granted in part and the ruling permitted the Company to file an amended counterclaim for antitrust violations. The Company has filed an amended antitrust claim. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it may have indemnification rights or additional immunity with respect to elements of EFI's claims. A motion for summary judgment based on these indemnification rights disposing of EFI's claims was filed, and the court granted this motion finding the Company immune from suit under the patent after February 22, 1995. In March 1998, EFI and the Company agreed to dismiss their remaining claims against each other pending the outcome of EFI's appeal of this summary judgment finding. If the Company prevails on appeal, the remaining claims will be dismissed. On the other hand, if EFI prevails on appeal, then EFI can refile its claims and the Company would intend to continue to vigorously defend against such claims and prosecute its own claims against EFI. In such event, neither the Company nor Splash Technology Holdings, Inc. would be able to advance the immunity defense ruled on in the summary judgment motion, which would require the Company to defend EFI's claims based upon their merits. EFI filed its notice of appeal on April 7, 1998, and each party has submitted opening briefs. Oral argument and a determination of this appeal are expected during the 1999 fiscal year. While the Company believes it has meritorious defenses, the costs of defending any litigation could adversely affect the Company's results of operations and cash flows.

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

Although the Company believes it has meritorious defenses to the plaintiffs' claims, due to the costs of defense, on March 11, 1997, the Company along with all but two of the other named defendants agreed to settle the suits, subject to final court approval. The settlement has been approved by the court. The settlement provides that class members are eligible for a $13 rebate per monitor purchased during the class period on applicable new purchases over a three year period, subject to specific limitations. Class members who are consumers and do not elect to use the rebate fully can thereafter elect to receive a $6 refund per monitor (up to a maximum of $30 per consumer class member) during the following six months. The Company is responsible only to class members who purchased Radius branded monitors during the class period of May 1, 1991 to May 1, 1995. Additionally, the Company will pay its share of publication and administration costs associated with the implementation of the settlement, pay its share of plaintiffs' stipulated attorneys' fees and will agree to abide by certain limitations in the description of its monitors.

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

As of June 30, 1998, the Company had issued 83,630 of its Common Stock due to the settlement and approximately 10,000 shares remained to be issued.

NOTE 4.   INVESTMENT IN SPLASH TECHNOLOGY HOLDINGS, INC.

In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. ("Splash"), a corporation formed by various investment entities associated with Summit Partners. In fiscal 1996, the Company received approximately $21.0 million in cash and, as of June 30, 1998, an additional $2.0 million is being maintained in escrow to secure certain indemnification obligations relating to the EFI litigation. The Company also received 4,282 shares of Splash's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock were converted into shares of Splash's Common Stock in connection with the initial public offering of Splash. In June 1996, the Company granted IBM Credit, its secured lender, an option to purchase 428 shares of Series B Preferred (now 174,113 shares of Splash Common Stock) in connection with the restructuring of the terms of its loan agreement with IBM Credit. As of July 16, 1998, IBM Credit had exercised all its option of Splash Common Stock.

During the fourth quarter of fiscal 1997 and the nine months ended June 30, 1998, the Company sold an aggregate of 996,875 and 537,411 shares, respectively, of the 1,741,127 shares of Splash Common Stock owned by the
Company.   The investment, which is available for sale, subject to certain market trading restrictions, is accounted for in accordance with FASB Statement No. 115. The unrealized gain of $0.5 million relating to the remaining 32,728 shares held (net of the option to buy 174,113 shares held by IBM Credit exercisable at a nominal price), based upon the closing price of $16.25 per share at June 26, 1998 is recorded as a component of shareholders' equity at June 30, 1998. Since June 30, 1998, the Company has sold the remaining 32,728 shares of Splash Common Stock and has repaid in full its working line of credit with IBM Credit. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

NOTE 5.   UMAX DATA SYSTEMS, INC.

In February 1996, the Company sold its MacOS compatible systems business to UMAX Computer Corporation ("UCC"), a company formed by UMAX Data Systems, Inc. ("UMAX"). The Company received approximately $2.3 million in cash and debt relief and 1,492,500 shares of UCC's Common Stock, representing approximately 19.9% of UCC's then outstanding shares of UCC Common Stock. The cash proceeds were paid to IBM Credit. In March 1998, due to Apple Computer's recent reversal in MacOS licensing policy, the Company sold the common stock of Umax Computer Corporation held by it to Umax Data Systems, Inc. for $550,000.

NOTE 6.   EARNINGS PER SHARE

On March 9, 1998, the Company effected a one-for ten reverse stock split. All per share data and number of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                 JUNE 30,                       JUNE 30,
                                                                        -------------------------      ------------------------
                                                                           1998            1997           1998           1997
                                                                        ----------       --------      ---------       --------
                                                                                (UNAUDITED)                 (UNAUDITED)
NUMERATOR:
  Net income (loss)                                                     $    3,886        $(7,817)     $   7,412       $(14,052)
  Preferred stock dividends                                                      -            (75)            -            (225)
                                                                        ----------       --------      ---------       --------
  Numerator for basic and diluted earnings per share -
    income (loss) available to common stockholders                      $    3,886       $ (7,892)     $   7,412       $(14,277)
                                                                        ----------       --------      ---------       --------
                                                                        ----------       --------      ---------       --------
DENOMINATOR:
  Denominator for basic earnings per share - weighted-average
    shares outstanding                                                       5,529          5,521          5,519          5,491

  Effect of dilutive securities:
    Employee stock options                                                      17              -             47              -
                                                                        ----------       --------      ---------       --------
  Dilutive potential common shares                                              17              -             47              -

  Denominator for diluted earnings per share - adjusted
    weighted-average shares outstanding                                      5,546          5,521          5,566          5,491
                                                                        ----------       --------      ---------       --------
                                                                        ----------       --------      ---------       --------

Basic earnings (loss) per share                                           $   0.70       $  (1.43)      $   1.34       $  (2.60)
                                                                        ----------       --------      ---------       --------
                                                                        ----------       --------      ---------       --------

Diluted earnings (loss) per share                                         $   0.70       $  (1.43)(1)    $  1.33       $  (2.60)(1)
                                                                        ----------       --------      ---------       --------
                                                                        ----------       --------      ---------       --------

(1) Diluted earnings per share does not reflect any potential shares relating to employee stock options or the convertible preferred stock due to a loss reported for the period, in accordance with FAS 128. The assumed issuance of any additional shares would be antidilutive.

For additional disclosure regarding the employee stock options and convertible preferred stock, see Note 4 in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

NOTE 7.   RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 8.   SUBSEQUENT EVENTS

On August 7, 1998, the Company agreed to sell certain significant assets related to its monitor business to Korea Data Systems (America), Inc. ("KDS"). Under the agreement, Radius will transfer its Radius, Supermac, PressView and certain other trademarks to KDS and will license certain intellectual property pertaining to PressView and PrecisionView monitors to KDS. KDS has not agreed to purchase any inventory or other tangible assets of Radius. The expected value of the transaction is $6.2 million, including $1.0 million payable in August 1998 under the related license agreement. The remaining amount is payable in installments over the next twelve months. Two affiliates of KDS have guaranteed KDS' performance of its obligations. The agreement is expected to close in February 1999 if KDS elects to have the agreement submitted to Radius' shareholders for approval and such approval is obtained and certain other contingencies are satisfied. In the interim, Radius has licensed KDS the use of its monitor trademarks and specific technology and expects to wind down its monitor business activities as current supplies of monitors are sold, whether or not the asset purchase agreement is completed. In the event that the asset purchase agreement is not completed, the license agreement will continue as a perpetual license and KDS will pay an additional $5.2 million under the extended license over fifteen months instead of twelve. Radius will continue to use the transferred trademarks and technology until the transition is completed over the next several months and expects to focus on its digital video line of business during this transition period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Statements indicating that the Company or management "intends", "plans", "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this discussion and other sections of this Form 10-Q. Such factors include, but are not limited to: the Company's ability to achieve profitability; the Company's ability to successfully conclude or settle its patent infringement litigation with EFI; the success of the Company's digital video software products on which the Company expects to be substantially dependent; the success of the Apple Macintosh computer line and operating system, the success of Apple as well as the Company's ability to compete successfully with Apple in its market; the Company's ability to successfully develop, introduce and market new software products, including products for Windows operating system, and to keep pace with technological innovation, particularly in light of its limited financial resources; the ability of the Company's manufacturers and suppliers to deliver components and manufacture the Company's products; the Company's reliance on international sales and the effect of its partially exclusive distributor arrangements with respect to Europe and Japan; and the Company's ability to attract and retain its key personnel.

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

To date, substantially all of the Company's products have been designed for and sold to users of Macintosh computer products (the "Macintosh") manufactured by Apple Computer, Inc. ("Apple") as Apple products have been the preferred platform in the Company's target markets. Furthermore, substantially all of the Company's historic revenues have been attributed to hardware/monitors. The Company's current product development plans include adding cross platform (Windows) capabilities to some of the Company's products in order to market these products to users of the Windows operating system. There can be no assurance that the Company will be successful in developing and marketing products for the Windows operating system, particularly in light of the Company's current financial condition. The Company has released and shipped its second product for the Windows operating system, MotoDV for Windows in the third quarter of fiscal 1998.

On August 7, 1998, the Company agreed to sell certain significant assets related to its monitor business to KDS, see Notes to the Financial Statements, Note 8 - Subsequent Events. The monitor business accounts for substantially all of the revenues of the color publishing product line. The two companies are in the process of defining the transition timetable, but at the completion of the transition the Company will no longer realize any revenues from the sale of monitors. The primary focus of the Company at that time will be its digital video product line, which includes multimedia authoring and editing video systems and software that can acquire and manipulate video and audio information. The Company has also agreed with KDS to continue to support the sale of the monitors through the Company's sales force during August and September in return for $55 thousand a month and a sharing of the gross margin from the sale of the monitor products during this period.

As shown in the accompanying consolidated financial statements, the Company has incurred substantial operating and net losses and currently has liabilities in excess of assets. During fiscal 1996, 1997 and 1998, management implemented a number of actions to address its cash flow and operating issues including: restructuring its outstanding indebtedness to trade creditors and its secured creditor; refocusing its efforts on providing solutions for high end digital video and graphics customers; discontinuing sales of mass market and other low value added products; divesting a number of businesses and product lines, including most recently the agreement for the sale and related license of significant assets of its monitor business to Korea Data Systems (America), Inc. (See Notes to Consolidated Financial Statements - Subsequent events - Note 8); significantly reducing expenses and headcount; and reducing its lease obligations for its current facility lease given its reduced occupancy requirements. There can be no assurance that these measures will be sufficient to allow the Company to achieve profitability.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,

                                                       1998           1997           1998           1997
                                                      ------         ------         ------         ------
Net sales                                              100.0%         100.0%         100.0%         100.0%
Cost of sales                                           57.4           90.6           64.4           73.9
                                                      ------         ------         ------         ------
     Gross profit                                       42.6            9.4           35.6           26.1
                                                      ------         ------         ------         ------
Operating expenses:
     Research and development                           19.1           27.0           14.2           12.5
     Selling, general and administrative                42.9           99.1           37.9           54.1
                                                      ------         ------         ------         ------
       Total operating expenses                         62.0          126.1           52.1           66.6
                                                      ------         ------         ------         ------
Loss from operations                                   (19.4)        (116.7)         (16.5)         (40.5)
Other income(expense), net                             121.8           (0.2)          70.8           (0.1)
Interest Expense                                        (2.0)         (12.5)          (2.9)          (8.0)
                                                      ------         ------         ------         ------
Income (loss) before income taxes                      100.4         (129.4)          51.4          (48.6)

Provision for income taxes                               0.0              -            0.0            1.1
                                                      ------         ------         ------         ------

Net income (loss)                                     100.4%         (129.4)%        51.4%          (49.7)%
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------

NET SALES

The Company's total net sales decreased 35.9% to $3.9 million in the third quarter of fiscal 1998 from $6.0 million for the same quarter in fiscal 1997. Net sales for the first nine months of fiscal 1998 decreased 49.0% to $14.4 million from $28.3 million in the same period of fiscal 1997. The decline is due primarily to the following factors: the Company's decision to focus its efforts on its digital video software product lines while discontinuing the development of its color publishing, accelerated color graphics products and its DOS on Mac products; a decline in the sales of its color publishing products; reduced commissions paid by its international distributors due to the Company's change in product focus; and reduced royalties paid by Umax Computer Corporation under its license agreement for the MacOS compatible systems signed in February 1996.

As a result of the planned sale by the Company of significant monitor business assets to KDS, the Company anticipates lower overall net sales in the immediate future. Future sales will be predominately attributable to sales of software products since in the Company's digital video product line, the sales of the systems products have been declining while the sale of the software products for digital video camcorders (PhotoDV introduced in April 1997, MotoDV introduced in September 1997 and EditDV introduced in November
1997) have increased during fiscal 1998. Additionally, the Company introduced PhotoDV for Windows in March 1998 and MotoDV for Windows in June 1998. There can be no assurance that sales of these software products will continue to increase or that they will increase to a sufficient extent to offset the anticipated decline in hardware sales. Moreover, the royalties from Umax have ended due to the expiration of this obligation in March 1998.

Effective January 1, 1998, the Company has modified its relationships with its distributors in Japan and Europe for its digital video software products and will instead purchase products from the Company at a discount from the price list. Sales will now be made for these products based upon a price list and they will no longer pay commissions upon their sale of these products. Commissions will still be paid on the sales of the Company's other products sold through these distributors, although the Company believes that these sales will not be material.

Sales to Ingram Micro and Microage Computer Center accounted for 57.2% and 3.6% of net sales for the third quarter of fiscal 1998, respectively. For the corresponding period of fiscal 1997, the same customers accounted for 42.5% and 15.9% of the Company's net sales. For the nine month period ended June 30, 1998, Ingram Micro accounted for 55.8% of the Company's net sales as compared to 63.7% for the corresponding period of fiscal 1997.

GROSS PROFIT

The Company's gross profit margin was 42.6% and 35.6% for the three and nine month periods ended June 30, 1998, as compared with 9.4% and 26.1% for the corresponding periods in fiscal 1997. The gross profit margin for the three month period ended June 30, 1997 included higher start-up manufacturing cost for the DOS on Mac products. The gross profit margin for the nine month period ended June 30, 1997 reflects a net charge of $3.6 million relating to inventory write downs. Excluding this charge, the gross profit margin would have been 38.8%. The increase in gross profit margin for the three and nine month periods ended June 30, 1998 was due primarily to increased sales of higher gross margin software products.

The Company anticipates the gross profit margins will be higher in the future due to the impact of the planned sale of significant monitor business assets and the increase in sales of higher gross margin software products that are expected to become a focus of the Company's sales and marketing efforts in the coming periods, although there can be no assurance that the Company will be successful in marketing these products. Additionally, the Company is taking further steps to reduce product costs and controlling expenses. There can be no assurance that the Company's gross margins will improve or remain at current levels.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $0.7 million or 19.0% of net sales in the third quarter of fiscal 1998 from $1.6 million or 27.0% of net sales in the same quarter of fiscal 1997. Research and development expenses decreased from $3.5 million or 12.5% of net sales for the first nine months of fiscal 1997 to $2.1 million or 14.2% of net sales for the corresponding period of fiscal 1998. The increase in research and development expenses expressed as a percentage of net sales for the nine month period were primarily attributed to the decrease in net sales. The decrease in research and development expenses in absolute dollars is primarily the result of reducing expenses related to headcount resulting from the efforts to refocus its business. The Company expects that decreases in its research and development expenses due to the planned sale of significant monitor business assets will be offset by increases in the expenses for the digital video product line and therefore, expects research and development to remain at third quarter levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $1.7 million or 42.9% of net sales in the third quarter of fiscal 1998 from $6.0 million or 99.1% of net sales in the same quarter of fiscal 1997. Selling, general and administrative expenses decreased from $15.3 million or 54.1% of net sales for the first nine months of fiscal 1997 to $5.5 million or 37.9% of net sales for the corresponding period in fiscal 1998. Included in the selling, general and administrative expenses for the three and nine months ended June 30, 1997 is an increase of $1.1 million to the allowance of doubtful accounts. The Company decreased its selling, general and administrative expenses primarily by reducing expenses related to headcount resulting from the efforts to refocus its business. As a result of the planned sale of significant monitor business assets, the Company expects selling, general and administrative expenses to decrease slightly over the next several quarters. After that the Company expects selling, general and administrative expenses to increase gradually over time, however, the Company does not expect them to approach historical levels in absolute amount.

OTHER INCOME (EXPENSE), NET

Other income was $4.7 million and $10.2 million for the three and nine month periods ended June 30, 1998, respectively, and was not material in the same periods of fiscal 1997. Other income resulted from the sale of 537,411 shares of Splash Common Stock during the nine month period ended June 30, 1998.

INTEREST EXPENSE

Interest expense was $0.1 million and $0.4 million for the three and nine month periods ended June 30, 1998, as compared with $0.8 and $2.3 million for the corresponding periods in fiscal 1997. This decrease was due to lower average borrowings primarily as a result of the repayment of the IBM Credit term loan in August 1997.

NET PROFIT

As a result of the above factors, the Company had a net profit of $3.9 million and $7.4 million for the three and nine months ended June 30, 1998, respectively, as compared to a net loss of $7.8 million and $14.1 million for the three and nine months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $1.2 million at June 30, 1998, as compared with $0.8 million for the same quarter in fiscal 1997. However, as of June 30, 1998, the Company's liabilities exceeded its assets. The value of the Company's investment in Splash Technology Holdings, Inc. also declined from $22.1 million at the end of fiscal year 1997 to $0.5 million at the end of the third quarter of fiscal 1998 due to the sale of 537,411 shares of Splash Common Stock, and due to the substantial decline in the trading price of the Splash Common Stock from $38.75 to $16.25 during that period of time. Since June 30, 1998, the Company has sold the remaining 32,728 shares of Splash Common Stock and has repaid in full its working line of credit with IBM Credit. The planned sale of significant monitor business assets and the related license is expected to generate improved liquidity for the Company, if installment payments are timely made, other things equal. Under the agreement with KDS, see Notes to consolidated Financial Statements,
Note 8 - Subsequent Events, the $6.2 million is due to be paid in monthly installments over the next twelve months. Additionally, the Company has agreed with KDS to continue to support the sale of the monitors through the Company's sales force during August and September in return for $55 thousand a month and a sharing of the gross margin from the sale of the monitor products during this period. It is anticipated that these funds will provide the working capital that the Company needs to offset the operating losses during the coming months. However, there can be no assurances that the sale of software products will continue to increase to a sufficient extent to offset the loss of revenues and gross margin from the monitor business. The Company may need to further reduce its operating expenses or seek additional sources of working capital if the sale of the software products does not increase at the rate that it has assumed in its operating plans.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

CONTINUING OPERATING LOSSES

The Company experienced operating losses in each of its prior five fiscal years and currently has liabilities in excess of assets. In the future, the Company's ability to achieve and subsequently sustain profitable operations will depend upon a number of factors, including the Company's ability to control costs; the Company's ability to generate sufficient cash from operations or obtain additional funds to fund its operating expenses; the Company's ability to successfully market its software products; the Company's ability to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; the commercial acceptance of Apple computers and the MacOS and the rate and mix of Apple computers and related products sold; the Company's ability to successfully develop and market products for the Microsoft Windows and NT operating systems in a timely manner; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; the Company's ability to negotiate a settlement or other favorable conclusion of the EFI litigation; and other factors. For these and other reasons, there can be no assurance that the Company will be able to achieve or subsequently maintain profitability in the near term, if at all.

FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced substantial fluctuations in operating results. The Company's customers generally order on an as-needed basis, and the Company has historically operated with relatively small backlogs. Quarterly sales and operating results depend heavily on the volume and timing of bookings received during the quarter, which are difficult to forecast. A substantial portion of the Company's revenues are derived from sales made late in each quarter, which increases the difficulty in forecasting sales accurately. Since the end of the Company's 1995 fiscal year, shortages of available cash have restricted the Company's ability to purchase inventory and have delayed the Company's receipt of products from suppliers and increased shipping and other costs. Furthermore, because of its financial condition, the Company believes that many suppliers are hesitant to continue their relationships with or extend credit terms to the Company and potential new suppliers are reluctant to provide goods to the Company. The Company recognizes sales upon shipment of product, and allowances are recorded for estimated uncollectable amounts, returns, credits and similar costs, including product warranties and price protection. Due to the inherent uncertainty of such estimates, there can be no assurance that the Company's forecasts regarding bookings, collections, rates of return, credits and related matters will be accurate. A significant portion of the operating expenses of the Company are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts which, as indicated above, are uncertain. Any inability on the part of the Company to adjust spending quickly enough to compensate for any failure to meet sales forecasts or to receive anticipated collections, or any unexpected increase in product returns or other costs, could also have an adverse impact on the Company's operating results. As a strategic response to a changing competitive environment, the Company has elected, and, in the future, may elect from time to time, to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company also completed a variety of business divestitures during fiscal 1996 and 1997, restructured the terms of its indebtedness to IBM Credit and issued a substantial amount of equity in the Company to its creditors in satisfaction of approximately $45.9 million in claims and indebtedness during the fourth quarter of fiscal 1996 and agreed to sell its monitor business in August, 1998. In addition, the Company has focused its efforts on developing and marketing software products, an area in which it has limited experience. As a result, the Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be likely to be materially adversely affected.

NEED FOR ADDITIONAL FINANCING

The Company intends to finance its working capital needs through cash generated by operations and proceeds from the planned sale of significant monitor business assets and the related license to KDS America. Because the Company has experienced operating losses in each of its prior five fiscal years and has liabilities in excess of assets, the Company must significantly reduce operating expenses and/or significantly increase net sales in order to finance its working capital needs with cash generated by operations. Accordingly, there can be no assurance that the Company will be able to successfully fund its working capital needs internally. Furthermore, there can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.

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

As software applications for the multimedia markets become more available on platforms other than Macintosh, it is likely that these other platforms will continue to gain acceptance in these markets. For example, newer versions of the Windows operating environment support high performance graphics and video applications similar to those offered on the Macintosh. There is a risk that this trend will reduce the support given to Macintosh products by third party developers and could substantially reduce demand for Macintosh products over the long term.

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

COMPETITION

The markets for the Company's products are highly competitive, and the Company expects competition to intensify. Many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company believes that its ability to compete will depend on a number of factors, including the amount of financial resources available to the Company, success and timing of new product developments by the Company and its competitors, product performance, price and quality, breadth of distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors, particularly in light of its financial condition. In addition, the introduction of lower priced competitive products could result in price reductions that would adversely affect the Company's results of operations.

DEPENDENCE ON LIMITED NUMBER OF MANUFACTURERS AND SUPPLIERS

The Company outsources the manufacturing and assembly of its products to a third party manufacturer. The failure of the manufacturer to ship the quantities of a product ordered by the Company could cause a material disruption in the Company's sales of that product. In the past, most recently in the fourth quarter of fiscal 1996, the Company has experienced substantial delays in its ability to fill customer orders for displays and other products, due to the inability of certain manufacturers to meet their volume and schedule requirements and, more recently, due to the Company's shortages in available cash. Such shortages have caused some manufacturers to put the Company on a cash or prepay basis and/or to require the Company to provide security for their risk in procuring components or reserving manufacturing time, and there is a risk that manufacturers will discontinue their relationship with the Company.

The Company is also dependent on sole or limited source suppliers for certain key components used in its products, including certain cables, digital video integrated circuits, and other products. The Company purchases these sole or limited source components primarily pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with sole or limited source suppliers. Therefore, these suppliers are not obligated to supply products to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Although the Company expects that these suppliers will continue to meet its requirements for the components, there can be no assurance that they will do so, particularly in light of the Company's financial condition. The Company's reliance on a limited number of suppliers involves a number of risks, including the absence of adequate capacity, the unavailability or interruption in the supply of key components and reduced control over delivery schedules and costs. The Company expects to continue to rely on a limited number of suppliers for the foreseeable future. If these suppliers became unwilling or unable to continue to provide these components the Company would have to develop alternative sources for these components which could result in delays or reductions in product shipments which could have a material adverse effect on
the Company's business, operating results and financial condition.   Certain
suppliers, due to the Company's shortages in available cash, have put the Company on a cash or prepay basis and/or required the Company to provide security for their risk in procuring components or reserving manufacturing time, and there is a risk that suppliers will discontinue their relationship with the Company.

TECHNOLOGICAL CHANGE; CONTINUING NEED TO DEVELOP NEW PRODUCTS

The video applications within the industry, are characterized by rapidly changing technology, often resulting in short product life cycles and rapid price declines. The Company believes that its success will be highly dependent on its ability to develop innovative and cost-competitive new products and to bring them to the marketplace in a timely manner. Should the Company fail to introduce new products or enhancements to existing products on a timely basis, the Company's operating results could be adversely affected. As a result of the Company's financial condition, it has had to significantly reduce its research and development expenditures. For the 1997 fiscal year, the Company spent approximately $5.0 million on research and development as compared with approximately $7.5 million for the 1996 fiscal year and $19.3 for the 1995 fiscal year. Research and development was $2.1 million in the nine months ended June 30, 1998 compared to $3.5 million for the same period in 1997. The Company's financial condition could result in the interruption or cancellation of research and product development efforts, which would have a material adverse effect on the business, operating results and financial condition of the Company.

The Company anticipates that the video editing industry will follow the pattern of the professional publishing industry in which desktop publishing products, including those produced by Radius, replaced more expensive, proprietary products, and the Company also anticipates that this evolution will lead to an increase in the purchase and use of video editing products, in particular digital video editing products for use with digital video camcorders. As a result, the Company has devoted significant resources to this product line. There can be no assurance that this evolution will occur in the digital video editing industry as expected by the Company, or that even if it does occur that it will not occur at a slower pace than anticipated. There can also be no assurance that any digital video editing products developed or marketed by the Company will achieve consumer acceptance or broad commercial success. In the event that the increased use of such video editing products does not occur or in the event that the Company is unable to successfully develop and market such products, the Company's business, operating results and financial condition would be materially adversely affected, particularly in light of the fact that the Company has agreed to sell its remaining hardware product line.

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

INTERNATIONAL SALES

Prior to the second fiscal quarter of 1996, the Company's international sales were primarily made through distributors and the Company's subsidiary in Japan. Effective April 1, and July 1, 1996 the Company appointed an exclusive distributor for Japan and Europe, respectively. The Company expects that international sales, particularly sales to Japan, will represent a significant portion of its business activity and that it will be subject to the normal risks of international sales such as currency fluctuations, longer payment cycles, export controls and other governmental regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. Sales in Japan could be affected by the economic conditions in that region, which are currently unstable. Sales in Asian markets have not been, and the Company does not expect them to be, material in the future outside of Japan which is
currently unstable.   Furthermore, a reduction in sales efforts or financial
viability of the distributors could adversely affect the Company's net sales and its ability to provide service and support to Japanese and European customers. Additionally, fluctuations in exchange rates could affect demand for the Company's products. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, the Company's business, operating results and financial condition could be materially adversely affected. Net sales could also be adversely affected in the future as a result of the exclusive distributor relationships for Japan and Europe because the Company only recognizes as net sales a portion of the sales price of any product sold through such distributor arrangements. Accordingly, even if sales for such regions increase or remain similar to historic levels, the Company would recognize a lesser amount of net sales for such regions as compared to historic levels.

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

The Company has been studying this issue but has not yet completed the process. As a result, the Company currently has no reasonable basis to conclude that the Year 2000 Issue will not materially affect future financial results, or cause reported financial information not to be indicative of future operating results or future financial condition.

PART II.       OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


See Note 3 to Consolidated Financial Statements - Commitments and
Contingencies.

ITEM 5.   OTHER INFORMATION

Possible Delisting from Nasdaq SmallCap Market.

As of June 30, 1998, the Company had assets of $5.8 million and total liabilities of $11.7 million and therefore had net tangible assets of $(5.9 million). In order for the Company's Common Stock to continue to be listed on the Nasdaq SmallCap Market, the Company will be required to maintain net tangible assets of at least $2.0 million, or must have net income in its most recently completed fiscal year or in two of the three prior fiscal years.
The Company had net income in its most recently completed fiscal year. However, in the event that the Company does not increase its net tangible assets to greater than $2.0 million, the Company's Common Stock would be subject to delisting if it also failed to achieve net income for its current fiscal year.

On August 7, 1998, the Company agreed to sell certain significant assets related to its monitor business to Korea Data Systems (America), Inc. ("KDS"). Under the agreement, Radius will transfer its Radius, Supermac, PressView and certain other trademarks to KDS and will license certain intellectual property pertaining to PressView and PrecisionView monitors to KDS. KDS has not agreed to purchase any inventory or other tangible assets of Radius. The expected value of the transaction is $6.2 million, including $1.0 million payable in August 1998 under the related license agreement. The remaining amount is payable in installments over the next twelve months. Two affiliates of KDS have guaranteed KDS' performance of its obligations. The agreement is expected to close in February 1999 if KDS elects to have the agreement submitted to Radius' shareholders for approval and such approval is obtained and certain other contingencies are satisfied. In the interim, Radius has licensed KDS the use of its monitor trademarks and specific technology and expects to wind down its monitor business activities as current supplies of monitors are sold, whether or not the asset purchase agreement is completed. In the event that the asset purchase agreement is not completed, the license agreement will continue as a perpetual license and KDS will pay an additional $5.2 million under the extended license over fifteen months instead of twelve. Radius will continue to use the transferred trademarks and technology until the transition is completed over the next several months and expects to focus on its digital video line of business during this transition period.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following exhibits are filed with this Quarterly Report:

10.01     Asset Purchase Agreement dated as of August 7, 1998 between Korea Data
          Systems (America), Inc. and the Registrant.

10.02 Amended and Restated License Agreement dated as of August 7, 1998 between Korea Data Systems (America), Inc. and the Registrant.

27.01     Financial Data Schedule (EDGAR version only).


(b)  REPORTS ON FORM 8-K

No report on Form 8-K was filed during the three months ended June 30, 1998.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 10, 1998                RADIUS INC.



                                       By: /s/ Henry V. Morgan
                                           -----------------------
                                           Henry V. Morgan
                                           Chief Financial Officer