Form 10-K
period 1998-09-30
RADIUS INC
filed 1998-12-23
CIK 805574

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

               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       FOR TRANSITION PERIOD FROM                    TO


                            COMMISSION FILE NUMBER 0-18690

                                     RADIUS INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                 68-0101300
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


                  460 E MIDDLEFIELD ROAD
                    MOUNTAIN VIEW, CA                       94043
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

                                    (650) 404-6000
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO
                                        ---     -------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANTS KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( )

                                                         AS OF NOVEMBER 30, 1998
                                                         -----------------------
AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING
BID PRICE OF SUCH STOCK:                                           $8,644,022

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:                       5,532,174

                         DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD FEBRUARY 26, 1999 ARE INCORPORATED BY REFERENCE INTO
PART III (ITEMS 10, 11, 12, AND 13) HEREOF.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     RADIUS INC.
                           1998 ANNUAL REPORT ON FORM 10-K

                                  TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----
ITEM 1.        Business . . . . . . . . . . . . . . . . . . . . . . . .        2

ITEM 2.        Properties . . . . . . . . . . . . . . . . . . . . . . .        7
ITEM 3.        Legal Proceedings. . . . . . . . . . . . . . . . . . . .        7
ITEM 4.        Submission of Matters to a Vote of Security Holders. . .        8
ITEM 4A.       Executive Officers of Registrant . . . . . . . . . . . .        8

PART II

ITEM 5.        Market for Registrant's Common Equity and Related
               Shareholder Matters. . . . . . . . . . . . . . . . . . .        9
ITEM 6.        Selected Financial Data. . . . . . . . . . . . . . . . .       10
ITEM 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .       11
ITEM 7A        Quantitative and Qualitative Disclosures about Market
               Risk . . . . . . . . . . . . . . . . . . . . . . . . . .       23
ITEM 8.        Financial Statements and Supplementary Data. . . . . . .       23
ITEM 9.        Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure . . . . . . . . . . . . . . . .       23

PART III

ITEM 10.       Directors and Executive Officers of the Registrant . . .       24
ITEM 11.       Executive Compensation . . . . . . . . . . . . . . . . .       24
ITEM 12.       Security Ownership of Certain Beneficial Owners and
               Management . . . . . . . . . . . . . . . . . . . . . . .       24
ITEM 13.       Certain Relationships and Related Transactions . . . . .       24

PART IV

ITEM 14.       Exhibits, Financial Statement Schedule, and Reports on
               Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .       25

SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30


Radius, the Radius logo, PressView and PrecisionView, among others are registered trademarks and/or registered service marks of Radius Inc. Radius Edit, EditDV, MotoDV, PhotoDV and Roto, among others, are trademarks and/or service marks of Radius Inc. or one of it subsidiaries. Other brands or products contained in this document are trademarks, service marks, registered trademarks or registered service marks of their respective holders and should be treated as such.

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

OVERVIEW

     The Company designs, develops, assembles, markets and supports digital video computer products for creative professionals and consumers who use digital camcorders. The Company's current product line includes: multimedia authoring and editing video systems and software that can acquire and manipulate video and audio information.

     The primary target markets for the Company's products are video editors, video producers, and creators of multimedia. These markets encompass creative professionals involved in such areas as multimedia authoring, video editing, video and multimedia production and corporate training.

     Historically, substantially all of the Company's products have been designed for and sold to users of Macintosh computer products (the "Macintosh") manufactured by Apple Computer, Inc. ("Apple") as Apple products have been the preferred platform in the Company's target markets. This past year, the Company added cross platform (Windows and Macintosh) capabilities to many of the Company's products in order to market these products to users of the Windows operating system. In the last quarter of fiscal 1998, 27% of unit sales were made to Macintosh only users, 43% were made to Windows only users, and 30% were made to cross-platform buyers.

     As shown in the accompanying consolidated financial statements, the Company has incurred substantial operating losses. During fiscal 1997 and 1998, management implemented a number of actions to address its cash flow and operating issues including; refocusing its efforts on providing solutions for digital video customers; discontinuing sales of mass market and other low value added products; divesting a number of businesses and product lines, including most recently the agreement for the sale and related license of significant assets of its monitor business to Korea Data Systems America, Inc. ("KDS"); significantly reducing expenses and headcount; and reducing its lease obligations given its reduced occupancy requirements. There can be no assurance that these measures will be sufficient to allow the Company to achieve profitability. As of September 30, 1998, the Company had a working capital deficit of $5.2 million. The Company intends to finance its working capital needs through cash generated by operations and borrowings under a working capital line of credit with Silicon Valley Bank. The Company may need to further reduce its operating expenses or seek additional sources of working capital if software product sales do not increase at the rate assumed in the Company's current operating plans.

     The Company's executive offices are located at 460 E. Middlefield Road, Mountain View, CA 94043, and its telephone number is (650) 404-6000.

RECENT DEVELOPMENTS

LICENSING OF AND AGREEMENT TO SELL MONITOR BUSINESS ASSETS TO KOREA DATA SYSTEMS AMERICA, INC. ("KDS")

     In June 1998, the Company licensed certain technology and assets necessary to conduct its monitor and color publishing business to KDS, leaving the Company free to focus on its digital video software business. The brand name and trademark RADIUS was one of the assets so licensed because of its primary association with monitors. In August 1998, the Company amended and restated this license and agreed to sell the licensed assets to KDS pursuant to an asset transfer agreement, subject to certain contingencies, at the discretion of KDS. The monitor business has accounted for substantially all of the revenues of the color publishing product line and 55.3% of the Company's revenues during fiscal 1998. Under the license and asset transfer agreement, Radius has transferred (by licensing or by assignment if KDS elects to close the asset transfer agreement) its Radius, Supermac, PressView and certain other trademarks to KDS and has licensed certain intellectual property pertaining to PressView and PrecisionView monitors. KDS has not agreed to purchase any inventory or other tangible assets of Radius under the license and asset transfer agreement. The expected value of the transaction is $6.2 million paid or to be paid in installments, including $0.85 million paid in August 1998 and $0.35 million in September 1998 under the amended license and $0.5 million under the original license in June 1998. The remaining amount is payable in installments through October 1999. KDS' performance is guaranteed by a Korean corporation and its US affiliate. The asset transfer agreement is expected to close by June 1999, if contingencies are satisfied. If KDS elects to deem such contingencies satisfied and the purchase transaction closes, then the Company will be obligated to seek shareholder approval to change its corporate name to a name that does not include "Radius".
Management believes that the corporate name change will facilitate the sale and intends to seek shareholder approval of a corporate name change at the February 1999 annual meeting, whether or not the sale is concluded, in view of the Company's focus on the digital video software business. The new name is expected to more closely reflect the Company's current business objectives. After significant study with the assistance of professional advisors, management has recommended that the name be changed to "Digital Origin, Inc.". There can be no assurance that the closing or name change will occur. In the interim, Radius expects to wind down its monitor business activities as current supplies of monitors are sold, whether or not the asset purchase agreement is closed. Radius will continue to use the transferred trademarks and technology until this transition is completed over the next several months.

POTENTIAL NASDAQ SMALLCAP MARKET DELISTING; REVERSE STOCK SPLIT

     The Company's Common Stock is listed on the Nasdaq SmallCap Market pursuant to an agreement with the NASD which requires that the Company comply with the continued listing requirements for the Nasdaq SmallCap Market. Failure to meet the continued listing requirements in the future would subject the Common Stock to delisting. For example, companies traded on the Nasdaq SmallCap Market have been required since March 1998 to maintain a minimum bid price of $1.00 per share. For this reason, the Company implemented a one for ten reverse stock split in March 1998. There have been periods in 1998 when the Company's Common Stock has had a minimum bid price below $1.00. This condition has not been sustained for a period of time sufficient to cause action by Nasdaq. However, there can be no assurance that the Company will continue to meet this or other listing requirements of Nasdaq. If the Company's Common Stock is delisted, there can be no assurance that the Company will meet the requirements for initial inclusion on the Nasdaq SmallCap Market in the future, particularly in light of the fact that Nasdaq currently requires traded securities to have a $4.00 minimum per share bid requirement. Moreover, the NASD is considering the elimination of the SmallCap Market altogether. Trading, if any, in the listed securities after delisting or the elimination of the SmallCap Market would be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets." As a result, investors would find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities.

TECHNOLOGY PURCHASE FROM POST DIGITAL SOFTWARE, INC.

     On November 23, 1998, the Company acquired certain software and other intangible property from Post Digital Software, Inc. for (i) an initial payment of $50,000, (ii) earnout payments equal to at least $50,000 but not exceeding $700,000 based on subsequent sales of the Company's digital video products incorporating such software and (iii) a warrant to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. The warrant is exercisable over a four year period through November 23, 2002. The warrant can be exercised for up to 12,000 shares beginning May 1, 1999, plus an additional 2,000 shares for each full month that transpires thereafter, up to a total of 50,000 shares. Stephen Manousos, a candidate for election to the Company's Board of Directors at the Company's annual shareholders meeting on February 26, 1999, is a principal shareholder, officer and director of Post Digital Software, Inc. Post Digital Software, Inc. is in the process of winding up its business.

SALE OF CERTAIN COLOR PUBLISHING TECHNOLOGY

     On December 4, 1998, the Company agreed to sell certain software and other intangible property associated with its monitor and color publishing business to Splash Technology Holdings, Inc. ("Splash") in consideration of $275,000 and the early release of $1.0 million from an escrow established for the benefit of Splash when the Company's Color Server Group was sold to Splash in January 1996. See Management's Discussion and Analysis of Financial Condition - Divestitures". These funds were received on December 16, 1998.
In the transaction, Splash licensed some of the transferred technology back to the Company for a term of two years on a fully paid up basis.

PRODUCTS AND APPLICATIONS

     A summary of some of the Company's principal products and their typical applications is set forth below:

              Product                                   Suggested Retail Price
              -------                                   ----------------------
              PhotoDV       (with FireWire)                         $299
              MotoDV        (with FireWire)                         $499
              MotoDV Studio (with FireWire)                         $899
              EditDV        (with FireWire)                         $999
              EditDV Unplugged                                      $ 99
              Software upgrades to:
                 PhotoDV                                            $199
                 MotoDV                                             $399
                 EditDV                                             $799

The prices listed above are suggested retail prices. Actual prices could vary based on purchase volumes, competition, seasonality and promotions or other sales incentives, among others.

DIGITAL VIDEO SYSTEMS AND SOFTWARE

     Radius offers a number of products for both the multimedia authoring and the non-linear digital video editing and production market. Non-linear digital editing enables video editors to manipulate pictures and sound in a faster, easier and more cost effective manner than traditional analog tape-based systems. Editors can randomly access and digitally "cut and paste" images, videos and sound clips, avoiding the tedious process of winding and rewinding linear tape and the subsequent physical cutting and splicing of film segments.

     PhotoDV is a software tool, used as an Adobe Photoshop import plug-in. It is available with or without the Radius FireWire card and a digital interface cable. PhotoDV enables a Digital Video ("DV") camcorder to perform as a still image camera, in addition to being used to record video. Pictures are acquired digitally over FireWire (IEEE 1394) and can be used for Web sites, picture databases, printed pages, and QuickTime VR scenes. PhotoDV is available for both the Macintosh and Windows operating systems.

     MotoDV is an input/output utility that provides a digital method for moving DV camcorder footage from the camcorder to a personal computer for the purpose of editing. MotoDV is targeted at video designers and other creative professionals who produce video and multimedia content for tape, CD-ROM, and Web delivery. The MotoDV application remotely controls the DV camcorder or DV video tape recorder over FireWire and captures DV clips, in real-time or time-lapse mode. As clips are being captured, MotoDV converts the integrated DV data stream into QuickTime movies with separate video and audio tracks. These clips can then be imported into any QuickTime-compliant editing or special effects application, including Radius EditDV, Adobe Premiere, and Adobe After Effects. MotoDV is available for both the Macintosh and Windows operating systems. MotoDV Studio builds on MotoDV by including Adobe Premiere for Windows and a set of custom Radius developed plug-ins and is targeted towards the large installed base that Adobe has for Premiere.

     EditDV is a digital non-linear editing system which operates on the MacOS in conjunction with digital camcorders, Apple's QuickTime (an industry standard architecture of digital media) and FireWire connections. Users can create digital video with multiple video and effects tracks, rubber-band audio, and traditional wipes and fades for fast interactive editing, color modification and keying.

     EditDV also provides QuickTime-compliant digital video non-linear editing, compositing and animation capability that facilitates the creation and editing of digital video content. EditDV is a non-linear professional digital video editing solution that features an intuitive user interface, FX templates, built-in titling, multiple key frames, batch digitizing and picture-in-picture capabilities. It also offers a variety of high-quality special effects for digital video editing including pan-zoom-rotating, chroma keying and compositing. EditDV Unplugged is an entry level version of EditDV targeted to the beginning non-linear editor, and is available for both the Macintosh and Windows operating systems.

     The Company expects to continue to invest significant resources in its software digital video products during fiscal 1999, including developing cross platform functionality for the Windows environment, and intends to introduce various enhancements to these products.

MONITOR AND COLOR PUBLISHING PRODUCTS

     During fiscal 1998, the Company offered two large color reference displays designed for desktop color publishers and graphic artists. The PressView SR series was designed to offer the color accuracy, resolution and clarity needed for high quality color prepress, media authoring, photography, medical imaging and scientific image processing. These color reference displays offer consistent and accurate color preproofing at resolutions of up to 1600 by 1200 pixels. The PrecisionView 21 also offers resolutions of up to 1600 by 1200 pixels but at a lower price point. During fiscal 1998, the Company also offered the Prosense display calibrator. Color peripherals tend to vary over time from their original specifications, thus causing significant color variances.
Display calibrators control the way peripherals produce color, making the color more consistent and predictable. The Company's Prosense Display Calibrator works with sensing technology and Macintosh software to measure the actual color performance of a display and then adjusts information in the Macintosh graphics card so that the colors will be accurate. As a result of the KDS transactions, the Company does not expect to invest significant resources in the development or distribution of such products in the future.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     The Company's current development focus is on developing digital video acquisition products and editing tools for the Macintosh and Windows operating systems. The Company's research and development efforts are focused on creating new products and technologies for customers who create, review, approve and utilize moving video. Current research and development efforts include: (i) performance improvements and cost reductions of current products; (ii) development of application software to facilitate the creation and manipulation of video and high resolution still and full motion images; (iii) development of technology to enable new methods of displaying and creating digital video information with greater flexibility, speed, and quality; (iv) development of technology to permit use of all of the Company's main digital video software products in the Windows operating environment, including EditDV.

     The Company believes that the competitive nature of the computer industry, along with the rapid pace of technological evolution, requires that it continue to introduce innovative products on a timely basis to compete effectively. During fiscal 1998, 1997 and 1996, the Company's expenditures for research and development totaled $2.8 million, $5.0 million and $7.5 million, respectively. Of these expenditures 68.98%, 28.95% and 11.79%, respectively, were allocated to the digital video software product line. To date, all of the Company's research and development expenditures have been charged to operations as incurred. Because of its smaller size and narrowing of product focus, the Company does not anticipate having research and development expenditures equal to earlier levels and there can be no assurance that the Company will be able to successfully develop new or enhanced products, commercially successful products, or products that will not be rendered obsolete by changing technology or new products introduced by others. Additionally, should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. The Company does plan to devote increasing percentages of its research and development expenditures to products for the Windows or cross platform markets. Although these markets are potentially much larger than the Macintosh market, the Company has less experience in such markets and they are
known to become more competitive over time.    See "Management's Discussion and
Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Technological Change; Continuing Need to Develop New Products."

MARKETING, SALES AND DISTRIBUTION

     Domestically the Company employs a two-tiered distribution model through which it sells its products primarily through a limited number of distributors that in turn distribute the Company's products to a variety of resellers including superstores, independent dealers, educational resellers, systems integrators, value added resellers and mail order resellers. The Company's domestic distributors purchase products at discounts from suggested retail prices based on purchase volumes. The Company also sells directly in the United States using its site on the World Wide Web and its toll-free call center. The Company major distributors are: Ingram Micro, Inc., Pinacor, Canon, Broadfield, and Wynit. The Company's business and financial results are highly dependent on the success of these distributors. To assist these domestic distributors and to provide marketing, training and technical support, the Company provides sales representatives in a number of locations in the United States. Radius also provides market development funds to give distributors incentives to increase sales, improve reporting and achieve a product mix favoring higher margin products.

     Internationally, sales are made through foreign distributors, which market, sell and service the Company's products. During fiscal 1996, the Company entered into exclusive distributor arrangements with respect to Japan and Europe which resulted in revenues in the form of sales commissions, rather than gross sales proceeds. These commission-based and exclusive arrangements have been terminated and all international sales are currently reported in terms of gross sales. For fiscal years ended September 30, 1998, 1997 and 1996, the Company's export sales accounted for approximately 23.4%, 15.7%, and 50.7% respectively, of the Company's net sales. See Note 7 of Notes to Consolidated Financial Statements. The Company's export sales are subject to certain risks common to international operations, such as currency fluctuations and governmental regulation. During the third quarter of fiscal 1997, exclusivity with the Japanese distributor was terminated, however, no other distribution relationship for Japan has been entered into by the Company. During the fourth quarter of fiscal 1998, the Company terminated its exclusive distribution contract for Europe. The Company is in the process of establishing new distributors in Europe. During the fourth quarter of fiscal 1998, the Company appointed a marketing representative for Europe to assist the Company in building a network of distributors. There is no assurance that these efforts will increase sales and profits from these markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- International Sales."

     For the fiscal years ended September 30, 1998, 1997 and 1996 one customer accounted for approximately 53.5%, 66.1%, and 34.3% of the Company's net sales, respectively.

     Many of the Company's distributors have the right to return products purchased from the Company. While the Company provides for estimated product returns, if in the future the Company were to experience returns from customers significantly in excess of this estimate, such returns could have a material adverse effect on the Company's results of operations.

     The Company's marketing programs support worldwide sales and distribution of its products. The Company's principal marketing activities include active use of its own web site and others on the world wide web, frequent participation in industry trade shows and seminars, advertising in major trade publications worldwide, public relations activities with the trade and business press, publication of technical articles, distribution of sales literature and product specifications and communications with its installed base of end users. The Company's marketing programs are designed to generate sales leads for its distributors and master resellers as well as to enhance the Company's brand name recognition.

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

COMPETITION

     All markets in which the Company competes are expected to remain highly competitive. The Company's principal competitors in the digital video market include Adobe, Avid Technology, Inc. and Ulead. The market for the Company's products is evolving, and it is difficult to predict all future sources of competition. For example, Apple is expected to introduce a non linear digital video editing product during fiscal 1999. Therefore, the Company could face significant competition in the future from newly established companies or newly introduced or improved products of others. Although Apple and Microsoft are principally suppliers of general purpose computing platforms and other applications upon which third parties are encouraged to build more complete solutions, the Company may face competition from Apple and Microsoft. Apple currently markets a number of products that compete directly or indirectly with the Company. Apple and Microsoft also could introduce additional products, add functionality to their computer systems that is similar to that provided by certain of the Company's products, or alter their systems' architecture in a manner that could adversely affect the Company's ability to compete. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on and Competition with Apple and Microsoft.

     The Company believes that the principal competitive factors for its product line are product performance, breadth of distribution, brand name recognition, price and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. In addition, many of the Company's current and prospective competitors have significantly greater financial, technical and marketing resources than the Company. As a result, there can be no assurance that the Company will compete effectively with current or future competitors or that competitive pressures faced by the Company will not have a material adverse affect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Competition."

EMPLOYEES

     As of October 30, 1998, the Company had approximately 42 full time employees, 17 of which are in sales and marketing functions, 13 of which are in research and development, and the balance are in administration (finance, operations, and senior management). The Company's success will depend, in large measure, on its ability to attract, motivate and retain highly qualified technical, marketing, engineering and management personnel, who are in great demand. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on Key Personnel." The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.        PROPERTIES

     The Company's primary facility is located in Mountain View, California and consists of leased space of approximately 19,000 square feet. The Company believes that its current facilities are sufficient for its current needs. The lease on the primary facility will expire in April 1999. The Company expects to be able to renew its current lease for a three year period for an annual cost that is similar to its current annual costs. The Company has subleased, to another company, a facility of approximately 86,000 square feet which the Company is currently not using. This master and sublease arrangement expires in December 1998. The Company has no other facilities.

ITEM 3.        LEGAL PROCEEDINGS

(a) On November 16, 1995, Electronics for Imaging, Inc. ("EFI") filed a suit in the United States District Court in the Northern District of California alleging that the Company infringes a patent allegedly owned by EFI. Although the complaint does not specify which of the Company's products allegedly infringe the patent, subsequent pleading indicates that EFI alleges that the Company's Color Server products infringe. In January 1996, the Company completed the divestiture of the Color Server Group to Splash Technology Holdings, Inc.

The Company has filed an answer denying all material allegations and has filed counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI's motion to dismiss or sever the Company's amended counterclaims was granted in part and the ruling permitted the Company to file an amended counterclaim for antitrust violations. The Company has filed an amended antitrust claim. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it may have indemnification rights or additional immunity with respect to elements of EFI's claims. A motion for summary judgment based on these indemnification rights disposing of EFI's claims was filed, and the court granted this motion finding the Company immune from suit under the patent after February 22, 1995. In March 1998, EFI and the Company agreed to dismiss their remaining claims against each other pending the outcome of EFI's appeal of this summary judgment finding. Pursuant to this agreement, if the Company prevails on appeal, the remaining claims will be dismissed. On the other hand, if EFI were to prevail on appeal, then EFI could refile its claims and the Company would intend to continue to vigorously defend against such claims and prosecute its own claims against EFI. In such event, neither the Company nor Splash Technology Holdings, Inc. would be able to advance the immunity defense ruled on in the summary judgment motion, which would require the Company to defend EFI's claims based upon their merits. EFI filed its notice of appeal on April 7, 1998, each party submitted opening briefs, oral argument was heard in December 1998 and the District Court summary judgement was affirmed by the Federal Circuit Court after the oral argument. No further appeal is expected and the case should be concluded.


(b) On July 18, 1997, Intelligent Electronics, Inc. ("IE") and its affiliates filed a suit in the United States District Court for the District of Colorado alleging a breach of contract and related claims in the approximate amount of $800,000, maintaining that the Company failed to comply with various return, price protection, inventory balancing and marketing development funding undertakings. In 1997, the Company filed an answer to the complaint and cross claimed against the plaintiffs and in October 1997 additionally cross claimed against Deutsche Financial, Inc., a factor in the account relationship between the Company and the plaintiffs, seeking the recovery of approximately $2 million. The Company continues to investigate these claims as well as cross claims and expects to vigorously defend and prosecute them as applicable. The Company has provided reserves for the full amount of accounts receivable due from Intelligent Electronics, Inc. and Deutsche Financial, Inc.

(c) The Company is involved in a number of other judicial and administrative proceedings incidental to its business. The Company intends to defend such lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of such cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. In addition, the costs of defense, regardless of the outcome, could have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

          The executive officers of the Company are as follows:

           NAME               AGE                  POSITION
           ----               ---                  --------
Mark Housley                  42           Chairman of the Board of Directors,
                                           Chief Executive Officer and President


     MARK HOUSLEY has been President and Chief Operating Officer of the Company since January 1997, CEO since August 1997 and Chairman since December 1997.
From March 1995 until October 1996, Mr. Housley was founder and Vice President of Marketing of Spectrum Wireless, Inc., a manufacturer of wireless infrastructure products. From May 1992 until March 1995, Mr. Housley held various positions of responsibility for the Company and its predecessor SuperMac Technologies, Inc., including Vice President and General Manager of the Company's Color Publishing Division. From October 1990 until May 1992, Mr. Housley was a Vice President for Siemens AG in Santa Clara, a multinational manufacturer of electronic equipment, directing product marketing and planning.

     HENRY V. MORGAN was the Chief Financial Officer and Senior Vice President, Finance and Administration since February 1997. He resigned from these positions in September 1998 in order to assume his current duties at Redcreek Communications, Inc., an Internet start up company. He remained Secretary to the Company and was appointed to the Board of Directors in October 1998.

     STEVE PETRACCA was the Senior Vice President of Engineering and Operations since April 1997. He resigned from this position in March 1998.

                                       PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS


     The Company's Common Stock was quoted on the Nasdaq National Market from August 21, 1991 until July 1, 1996. The Company's Common Stock is now quoted on the Nasdaq SmallCap Market under the symbol "RDUS." The high and low sales prices for the Common Stock are indicated below, adjusted to reflect the one-for-ten reverse split effective March 9, 1998. See "Recent Developments - Potential Nasdaq SmallCap Market Delisting."

 Year Ended September 30, 1997                     Low               High
 -----------------------------                     ---               ----
 First Quarter                                      $4.69            $18.12
 Second Quarter                                      3.12              5.31
 Third Quarter                                       1.87              4.06
 Fourth Quarter                                      2.50              7.19

 Year Ending September 30, 1998
 ------------------------------
 First Quarter                                       2.81              7.19
 Second Quarter                                      2.25              4.37
 Third Quarter                                       2.37              5.87
 Fourth Quarter                                      0.94              2.94

     On September 30, 1998, there were approximately 2,207 holders of record of the Company's Common Stock.

     The price of the Company's Common Stock has fluctuated widely in the past. Management believes that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions of the personal computer industry in general and of Apple Computer in particular, changes in the Company's results of operations and financial condition and sales of large numbers of shares of Common Stock by former creditors of the Company. Stock markets, and stocks of technology companies in particular, have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. Due to the factors referred to herein, the dynamic nature of the Company's industry, general economic conditions, and other factors, the Company's future operating results and stock prices may be subject to significant volatility in the future. Such stock price volatility for the Common Stock has in the past provoked securities litigation, and future volatility could provoke litigation in the future that could divert substantial management resources and have an adverse effect on the Company's results of operations.

     The Company has never declared or paid any cash dividends on its Common Stock. The Company anticipates that it will retain any future earnings for use in its business or the retirement of debt and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                              SEPTEMBER 30, (1)
                                               --------------------------------------------------------------------------------
                                                 1998             1997              1996               1995             1994
                                                 ----             ----              ----               ----             ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
     OPERATIONS DATA:
Total net sales                                $  15,668        $  31,150         $  90,290         $ 308,133         $ 324,805
Cost of sales                                      9,921           31,032            77,382           302,937           276,948
                                               ---------        ---------         ---------         ---------         ---------
     Gross profit                                  5,747              118            12,908             5,196            47,857
Operating expenses:
     Research and development                      2,801            5,002             7,478            19,310            33,956
     Selling, general and administrative           7,107           21,355            25,886            90,068            94,731
                                               ---------        ---------         ---------         ---------         ---------
         Total operating expenses                  9,908           26,357            33,364           109,378           128,687
                                               ---------        ---------         ---------         ---------         ---------
Loss  from operations                             (4,161)         (26,239)          (20,456)         (104,182)          (80,830)
Other income (expense), net                       12,353           30,600            24,032            (3,045)             (376)
Interest expense                                    (459)          (2,777)           (3,736)           (3,023)             (869)
Litigation settlement                                  -                -                 -           (12,422)                -
                                               ---------        ---------         ---------         ---------         ---------
Income (loss) before income taxes                  7,733            1,584              (160)         (122,672)          (82,075)
Provision (benefit) for income taxes              (1,000)             316               815             9,070            (4,600)
                                               ---------        ---------         ---------         ---------         ---------
Net income (loss)                              $   8,733        $   1,268         $    (975)        $(131,742)        $ (77,475)
                                               ---------        ---------         ---------         ---------         ---------
                                               ---------        ---------         ---------         ---------         ---------

Preferred stock dividend                               -              272                 -                 -                 -
                                               ---------        ---------         ---------         ---------         ---------
Net income (loss) applicable to
      common shareholders                      $   8,733        $     996         $    (975)        $(131,742)        $ (77,475)
                                               ---------        ---------         ---------         ---------         ---------
                                               ---------        ---------         ---------         ---------         ---------


Net income (loss) per common share:
Basic net income (loss) per share applicable
     to common shareholders *                  $    1.58        $    0.18         $   (0.46)        $  (87.54)        $  (56.97)
                                               ---------        ---------         ---------         ---------         ---------
                                               ---------        ---------         ---------         ---------         ---------
Diluted net income (loss) per share applicable
     to common shareholders *                  $    1.57        $    0.18         $   (0.46)        $  (87.54)        $  (56.97)
                                               ---------        ---------         ---------         ---------         ---------
                                               ---------        ---------         ---------         ---------         ---------

Shares used in per share computation:
Shares used in computing basic net income
     (loss) per share *                            5,522            5,389             2,125             1,505             1,360
                                               ---------        ---------         ---------         ---------         ---------
                                               ---------        ---------         ---------         ---------         ---------

Shares used in computing diluted net income
     (loss) per share *                            5,557            5,522             2,125             1,505             1,360
                                               ---------        ---------         ---------         ---------         ---------
                                               ---------        ---------         ---------         ---------         ---------


                                                                                 SEPTEMBER 30, (1)
                                                   ----------------------------------------------------------------------------
                                                     1998               1997            1996            1995             1994
                                                     ----               ----            ----            ----             ----
                                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Working capital (Working capital deficiency)       $ (5,216)          $  7,909        $  8,476        $(59,334)        $ 29,856
Total assets                                          6,556             26,272          45,526          87,878          126,859
Long-term debt---noncurrent portion                       -                  -          22,213           1,331            2,857
Convertible preferred stock                               -                  -           3,000               -                -
Shareholders' equity (Net capital deficiency)      $ (5,083)          $  8,158        $  3,960        $(57,117)        $ 35,691


*   Reflects the one-for-ten reverse stock split effective March 9, 1998.

(1) The Company's fiscal year ends on the Saturday closest to September 30 and includes 53 weeks in fiscal years 1993 and 1998. All other fiscal years presented are 52 weeks. During fiscal 1995, the Company changed its fiscal year end from the Sunday closest to September 30 to the Saturday closest to September 30 for operational efficiency purposes. For consistency of presentation, all fiscal periods in this Form 10-K are reported as ending on a calendar month end.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Statements indicating that the Company or management "intends", "plans", "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this discussion and other sections of this Form 10-K. Such factors include, but are not limited to: the Company's ability to achieve profitability; receipt of timely installment payments from KDS; the Company's ability to repay its indebtedness to Silicon Valley Bank; the Company's ability to successfully renew its lease of space for its main offices in Mountain View; the Company's ability to successfully conclude its litigation with IE; the success of the Company's digital video software products on which the Company expects to be substantially dependent; the success of the Apple Macintosh computer line and operating system, the success of Apple, as well as the Company's ability to compete successfully with Apple in its markets, including the non linear digital video editing software market; the success of Apple's Quicktime technology for Windows; favorable licensing terms for Quicktime from Apple; the Company's ability to successfully develop, introduce and market new software products, including products for the Windows operating system, to keep pace with technological innovation, particularly in light of its limited financial resources; the Company's ability to compete in the digital video software market, including with Apple; the ability of the Company's manufacturers and suppliers to deliver components and manufacture the Company's products; the Company's reliance on international sales and its new distributor arrangements with respect to Europe and Japan; and the Company's ability to attract and retain its key personnel.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated certain operational data as a percentage of net sales (may not add due to rounding).


                                                           YEAR ENDED SEPTEMBER 30,
                                                 --------------------------------------------
                                                   1998              1997              1996
                                                   ----              ----              ----
Total net sales                                   100.0%            100.0%            100.0%
Cost of sales                                      63.3              99.6              85.7
                                                  -----             -----             -----
       Gross profit                                36.7               0.4              14.3
Operating Expenses:
   Research and development                        17.9              16.1               8.3
   Selling, general, and administrative            45.3              68.5              28.7
                                                  -----             -----             -----
       Total operating expenses                    63.2              84.6              37.0
                                                  -----             -----             -----
Loss from operations                              (26.5)            (84.2)            (22.7)
Other income (expense), net                        78.8              98.2              26.6
Interest expense                                   (2.9)             (8.9)             (4.1)
                                                  -----             -----             -----
Income (loss) before income taxes                  49.4               5.1              (0.2)
Provision (benefit) for income taxes               (6.3)              1.0               0.9
                                                  -----             -----             -----
Net income (loss)                                  55.7%              4.1%             (1.1)%
                                                  -----             -----             -----
                                                  -----             -----             -----

FISCAL 1998 TO FISCAL 1997

     NET SALES. The Company's net sales for fiscal 1998 decreased 50% to $15.7 million from $31.2 million for fiscal 1997. The decline is due primarily to the following factors: the Company's efforts to refocus its efforts on its digital video software product lines while discontinuing the development of its color publishing, accelerated color graphics products and its DOS on Mac products; and a decline in fourth quarter sales of its color publishing products due to the agreement for the license of significant assets of its monitor business to Korea Data Systems America, Inc. ("KDS"). The color display products had $8.7 million in sales for fiscal 1998 as compared to $16.6 million for fiscal 1997. As a result of these factors, product sales decreased 45.9% in fiscal 1998 from fiscal 1997. Commissions and royalties decreased in fiscal 1998 by 77.3% to $1.1 million from $4.9 million in fiscal 1997 due to the termination of the exclusive distributor relationships in Europe and Japan and due to the expiration of the royalty agreement with Umax Computer Corporation in March 1998. Also as a result of the distributor relationships in Japan and Europe, the Company's export sales for fiscal 1998 declined to $3.7 million as compared to $4.9 million for fiscal 1997. The Company anticipates that sales in Asia will remain weak for the near future. Sales growth in the Asia market has been impacted by certain factors including weaker economic conditions and stronger dollar versus the local currencies.

     Revenue is recognized when products are shipped. Sales to certain distributors are subject to agreements allowing certain rights of return and price protection on unsold merchandise held by these distributors. The Company provides for estimated returns at the time of shipment and for price protection following price declines. Revenue earned under royalty or commission agreements is recognized in the period in which it is earned.

     As a result of the KDS transaction, the Company anticipates significantly lower overall net sales in the immediate future. Future sales will be predominately attributable to sales of software products since the Company's digital video product line is primarily software. Revenue recognition related to software product sales is as follows: Revenue from the sale of software, net of estimated returns, is recognized upon either shipment of the physical product or delivery of electronic product, at which time, collectibility is probable and the Company has no remaining obligations.

     In May 1997, the Financial Accounting Standards Board approved the American Institute of Certified Public Accountants Statement of Position, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides revised and expanded guidance on software revenue recognition and applies to all entities that earn revenue from licensing, selling or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The application of SOP 97-2 is not expected to have a material impact on the Company's results of operations.

     The sale of the software products for digital video camcorders (PhotoDV introduced in April 1997 and MotoDV introduced in September 1997 and EditDV introduced in November 1997) have increased during 1998. There can be no assurance that sales of these software products will continue to increase or that they will increase to a sufficient extent to offset the elimination of hardware sales.

     Effective January 1, 1998, the Company modified its relationships with its distributors in Japan and Europe for its digital video software products. Rather than paying commissions to Radius for products sold, they purchase products from the Company at a discount from the price list. Commissions will still be paid on the sales of the Company's other products sold through these distributors, although the Company believes that these sales will not be material.

     One customer accounted for 53.5% of the Company's net sales for fiscal 1998. For fiscal 1997 the same distributor accounted for 66.1% of the Company's net sales.

     GROSS PROFIT. The Company's gross profit margin was 36.7% for fiscal 1998, as compared with 0.4% for fiscal 1997. This increase was a result of the Company's decision to refocus its business on higher margin digital video software products. Included in fiscal 1997 cost of sales are one-time charges of $9.7 million consisting principally of inventory write downs of $7.7 million and reserves for excess purchase order commitments of $2.0 million for inventory in excess of anticipated demand. These charges reflect decreases in demand and the Company's decision to refocus its business. Excluding these one-time charges, gross profit margin in fiscal 1997 was 31.5%.

     The Company expects the gross profit margins will be higher in the future due to the impact of the decreased sales of monitor products and focus on sales of higher gross margin software products. Additionally, the Company is taking further steps to reduce product costs and control expenses. However, there can be no assurance that the Company's gross margins will improve or remain at current levels.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased from $5.0 million or 16.1% of net sales for fiscal 1997 to $2.8 million or 17.9% of net sales for fiscal 1998. The Company decreased its research and development expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business. The increase in research and development expenses expressed as a percentage of net sales for fiscal 1998 was primarily attributable to the decrease in net sales and the Company's refocusing on higher margin products, rather than high volume, lower margin products. The Company expects that decreases in its research and development expenses due to the de-emphasis in its monitor business will be offset by increases in the expenses for the digital video product line and therefore, expects to devote approximately $3.0 million to research and development during the entire fiscal 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $21.4 million or 68.6% of net sales for fiscal 1997 to $7.1 million or 45.4% of net sales for fiscal 1998. Included in these expenses for fiscal 1997 is a $2.6 million charge to increase the allowance for doubtful accounts due to accounts which the Company determined were unlikely to be collected in full. Adjusting for these charges and reductions, selling, general and administrative expenses would have been $18.8 million or 60.3% of net sales in fiscal 1997. The Company decreased its fiscal 1998 selling, general and administrative expenses in absolute and percentage terms primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business. Although the Company expects selling, general and administrative expenses to increase gradually over time, the Company does not expect them to approach historical levels in absolute amount.

     OTHER INCOME (EXPENSE), NET. Other income was $12.4 million for fiscal 1998 compared to $30.6 million for fiscal 1997. The other income for fiscal 1998 was due to the sale of 570,139 shares of Splash Common Stock compared to 996,875 shares of Splash Common Stock in fiscal 1997. Fiscal 1998 also includes $1.6 million related to the KDS license.

     INTEREST EXPENSE. Interest expense was $0.5 million for fiscal 1998 as compared to $2.8 million for fiscal 1997. This decrease was due to lower average borrowings primarily as a result of the repayment of the working capital line of credit to IBM Credit.

     PROVISION FOR INCOME TAXES. The Company recorded a reversal of accrual for income taxes of $1.0 million for fiscal 1998 compared to a provision of $0.3 million for fiscal 1997. The reversal reflects the fact that exposure in certain foreign jurisdictions, as a result of the passage of time, has become remote. The provision for fiscal 1997 differs from the provision computed utilizing the combined statutory rate in effect during the period primarily as a result of the impact of foreign taxes offset by the impact of previously unused net operating losses and the reversal of existing deferred tax assets.

     FASB Statement 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company's valuation allowance reduced the deferred tax asset to the amount realizable. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties surrounding their realization. Due to the net losses reported in prior years and as a result of the material changes in operations, predictability of earnings in future periods is uncertain. The Company will evaluate the realizability of the deferred tax assets on a quarterly basis.

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

     NET INCOME (LOSS). As a result of the above factors, the Company had net income of $ 8,733,000 in fiscal 1998 compared to a net income of $996,000 for fiscal 1997.

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

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased from $7.5 million or 8.3% of net sales for fiscal 1996 to $5.0 million or 16.1% of net sales for fiscal 1997. The Company decreased its research and development expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures. The increase in research and development expenses expressed as a percentage of net sales for fiscal 1997 was primarily attributed to the decrease in net sales and the Company's refocusing on higher margin products, rather than high volume, lower margin products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $25.9 million or 28.7% of net sales for fiscal 1996 to $21.4 million or 68.6% of net sales for fiscal 1997. Included in these expenses for fiscal 1997 is a $2.6 million charge to increase the allowance for doubtful accounts due to accounts which the Company determined were unlikely to be collected in full. Included in these expenses for fiscal 1996 was a reduction of $0.9 million in restructuring reserves to reflect the then current requirements. Adjusting for these charges and reductions, selling, general and administrative expenses would have been $18.8 million or 60.3% of net sales in fiscal 1997, compared to $26.8 million or 29.7% of net sales in fiscal 1996. The Company decreased its selling, general and administrative expenses primarily by reducing expenses related to headcount resulting from the Company's efforts to refocus its business and business divestitures. The increase in selling, general and administrative expenses expressed as a percentage of net sales was primarily attributed to the decrease in net sales and the Company's refocusing on higher margin products, rather than high volume, lower margin products.

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

     SUPERMAC DECEMBER 1993 RESTRUCTURING AND OTHER CHARGES: In December 1993, SuperMac recorded charges of $16.6 million in connection with a program to adjust inventory levels, eliminate excess facilities, terminate certain projects and contract arrangements and reduce the number of employees. The charges (in thousands) are included in: cost of sales ($13,352); research and development ($2,000); and selling, general and administrative expenses ($1,238). There have been no material changes in the restructuring plan or in the estimates of the restructuring costs. The remaining balance of $236,000 at September 30, 1995 in its restructuring reserve, which related to facility costs, was eliminated in fiscal 1996.

     RADIUS FISCAL 1994 MERGER RELATED RESTRUCTURING AND OTHER CHARGES. In the fourth quarter of fiscal 1994, the Company recorded charges of $43.4 million in connection with the Merger of Radius and SuperMac Technology Inc. These charges include the discontinuance of duplicative product lines and related assets; elimination of duplicative facilities, property and equipment and other assets; and personnel severance costs as well as transaction fees and costs incidental to the merger. The charges (in thousands) are included in: net sales ($3,095); cost of sales ($25,270); research and development ($4,331); and selling, general and administrative expenses ($10,711). The remaining balance of $44,000 in its restructuring reserve, which related to facility costs, was eliminated in fiscal 1997.

     RADIUS FISCAL 1995 RESTRUCTURING AND OTHER CHARGES. In September 1995, Radius recorded charges of $57.9 million in connection with the Company's efforts to restructure its operations by refocusing its business on the color publishing and multimedia markets. The charges primarily included a writedown of inventory and other assets. Additionally, the charges included expenses related to the cancellation of open purchase orders, excess facilities and employee severance. The charges (in thousands) are included in cost of sales ($47,004), and selling, general and administrative expense ($10,861). The remaining balance of $20,000 in its restructuring reserve, which related to employee severance costs, was eliminated in fiscal 1998.

DIVESTITURES

     COLOR SERVER GROUP DIVESTITURE. In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. ("Splash"), a corporation formed by various investment entities associated with Summit Partners. The Company received approximately $17.2 million in cash and 4,282 shares of Splash's 6% Series B Redeemable and Convertible Preferred Stock (the "Series B Preferred Stock"). An additional $4.7 million was placed in escrow to secure certain post-closing and indemnification obligations. In April 1996, approximately $2.3 million was released from this escrow to the Company and the Company also received approximately $1.5 million as a result of post-closing adjustments. As of September 30, 1998, $2.0 million remained in this escrow. See Note 14 to Consolidated Financial Statements. The shares of Series B Preferred Stock were converted into shares of Splash Common Stock in connection with the initial public offering of Splash. Such stock was pledged to IBM Credit in order to secure the Company's obligations to IBM Credit under the restructured loan agreement with IBM Credit. In connection with the restructuring of the terms of its loan agreement with IBM Credit, the Company granted IBM Credit an option to purchase 428 shares of Series B Preferred Stock at a nominal amount (174,113 shares of Splash Common Stock after conversion). The Company has certain indemnification obligations in connection with the patent lawsuit brought by Electronics for Imaging, Inc. (See Note 3 to Consolidated Financial Statements). The net proceeds of the CSG transaction were paid to Silicon Valley Bank ("SVB"), in order to repay the Company's indebtedness to SVB, and to IBM Credit, in order to reduce the Company's outstanding indebtedness to IBM Credit. As of July 1998, IBM Credit had exercised all its option to purchase Splash Common Stock and the working capital line of credit with IBM Credit was fully repaid in fiscal 1998.

     PORTRAIT DISPLAY LABS. In January 1996, the Company entered into a series of agreements with Portrait Display Labs, Inc. ("PDL"). The agreements assigned the Company's pivoting technology to PDL and canceled PDL's on-going royalty obligation to the Company under an existing license agreement in exchange for a one-time cash payment. The Company did not receive any material amount of payments under such license agreement. PDL also granted the Company a limited license back to the pivoting technology. Under these agreements, PDL also settled its outstanding receivable to the Company by paying the Company $500,000 in cash and issuing to the Company 214,286 shares of PDL's Common Stock. The cash proceeds were paid to IBM Credit. The Company does not expect to realize any material value from PDL's Common Stock.

     UMAX DATA SYSTEMS, INC. In February 1996, the Company sold its MacOS compatible systems business to UMAX Computer Corporation ("UCC"), a company formed by UMAX Data Systems, Inc. ("UMAX"). The Company received approximately $2.3 million in cash and debt relief and 1,492,500 shares of UCC's Common Stock, representing approximately 19.9% of UCC's then outstanding shares of UCC Common Stock. The cash proceeds were paid to IBM Credit and the shares of UCC Common Stock were pledged to IBM Credit. In March 1998, due to Apple Computer's reversal in MacOS licensing policy, the Company sold the Common Stock of Umax Computer Corporation held by it to Umax Data Systems, Inc. for $550,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased approximately $0.2 million during fiscal 1998 to approximately $0.6 million at September 30, 1998, as compared with the fiscal 1997 ending balance of cash and cash equivalents of $0.8 million. Approximately $0.1 million of the $0.6 million of cash and cash equivalents available at September 30, 1998 was restricted under a letter of credit. The decrease in the Company's cash and cash equivalents during fiscal 1998 was primarily attributable to funding of operating losses of the Company.

     As of September 30, 1998, the Company's total assets had decreased to $6.6 million from $26.3 million on September 30, 1997. The Company's liabilities exceeded its assets. This was due primarily to the substantial decline in the trading price of Splash Common Stock from $38.75 as of the end of fiscal 1997 to an average of $19.52 which was realized on the sale of the Splash Common Stock during fiscal 1998. The proceeds of the sale of the Splash Common Stock were used to repay in full the working line of credit with IBM Credit, and to fund the operating losses of the Company.

     Under the license and asset transfer agreement with KDS, Radius has transferred (by licensing or by assignment if KDS elects to close the asset transfer agreement) its Radius, Supermac, PressView and certain other trademarks to KDS and has licensed certain intellectual property pertaining to PressView and PrecisionView monitors. KDS has not agreed to purchase any inventory or other tangible assets of Radius under these agreements. The expected value of the transaction is $6.2 million which is payable in installments, including $0.85 million paid in August 1998 and $0.35 million in September 1998 and $0.5 million in June 1998. The remaining amount is payable in installments through October 1999. KDS' performance is guaranteed by a Korean corporation and its US affiliate. The asset transfer agreement is expected to close by June 1999, if contingencies are satisfied. These installment payment obligations have been pledged to secure a $4.2 million line of credit from Silicon Valley Bank. There can be no assurance that the closing will occur or that installment payments under the license will be timely made.

     The Company had agreed with KDS to continue to support the sale of monitors through the Company's sales force during August and September 1998 in return for $55,000 a month and a sharing of the gross margin from the sale of the monitor products during this period. The Company will provide a diminishing level of support until KDS has fully assumed all relevant activities. KDS will reimburse the Company for this support.

     The Company believes that the cash flows from KDS, results of operations and other sources of financing will be sufficient to fund operations for at least the next 12 months. However, there can be no assurances that the sale of software products will continue to increase to a sufficient extent to offset the loss of revenues and gross margin from the monitor business or that the installment payments will be timely made. The Company may need to further reduce its operating expenses or seek additional sources of working capital if software product sales do not increase at the rate assumed in the Company's current operating plans. The Company and its management believes that it can further reduce such operating expenses, if necessary, and that other sources of financing will be available.

     The Company's principal sources of liquidity currently are cash generated by operations, if any, and up to $4.2 million working capital line of credit provided by Silicon Valley Bank which is secured by the installment payment obligations of the KDS transaction. Under the terms of the $4.2 million working capital line of credit, the amount available to borrow will be decreased by eighty percent of the payments made by KDS, since the borrowing base under the working capital line of credit is eighty percent of the unpaid balance of KDS' installment obligations. As the borrowing base is dependent on the continued payment of monthly installments, there can be no assurance that it will be sufficient to allow the Company to borrow up to the full amount of the working capital line of credit.

     The Company anticipates that it will not have significant cash available for expenditures other than for its ordinary course of business operating expenses. In the event the Company were unable to generate sufficient net sales or if the Company incurs unforeseen operating expenses, it may not be able to meet its operating expenses without additional financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations -- Need for Additional Financing; Loan Restrictions."

     Capital expenditures were approximately $0.1 million during fiscal 1998, $0.1 million in fiscal 1997 and $0.2 million in fiscal 1996 and were primarily for leasehold improvements and upgrading the Company's management information systems. The Company expects this level of expenditures to continue in fiscal 1999 barring unexpected developments. See Management's Discussion and Analysis of Financial Condition and Results of Operation -- Certain Factors That May Affect the Company's Future Results of Operations -- Impact Year 2000.

     At September 30, 1998, the Company's principal commitments consisted of obligations under a loan agreement with Silicon Valley Bank and its obligations under building leases. See Notes 2 and 3 to Consolidated Financial Statements. The

Company is also a party to various litigation proceedings, the costs of defending or the outcome of which could adversely affect the Company's liquidity. See "Business -- Legal Proceedings."

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

CONTINUING OPERATING LOSSES

     The Company experienced operating losses in each of its prior five fiscal years. In the future, the Company's ability to achieve and subsequently sustain profitable operations will depend upon a number of factors, including the Company's ability to control costs; the Company's ability to service its outstanding indebtedness to Silicon Valley Bank; timely receipt of the KDS transaction installment payments; the Company's ability to generate sufficient cash from operations or obtain additional funds to fund its operating expenses; the Company's ability to successfully market its software products; the Company's ability to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; the commercial acceptance of Apple computers and the MacOS and the rate and mix of Apple computers and related products sold; the Company's ability to successfully develop and market products for the Microsoft Windows and NT operating systems in a timely manner; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; the Company's ability to successfully negotiate a lease renewal for its main office facility, and negotiate a settlement or other favorable conclusion of the EFI and IE litigation; and other factors. For these and other reasons, there can be no assurance that the Company will be able to achieve or subsequently maintain profitability in the near term, if at all.

FLUCTUATIONS IN OPERATING RESULTS

     The Company has experienced substantial fluctuations in operating results. The Company's customers generally order on an as-needed basis, and the Company has historically operated with relatively small backlogs. Quarterly sales and operating results depend heavily on the volume and timing of bookings received during the quarter, which are difficult to forecast. A substantial portion of the Company's revenues are derived from sales made late in each quarter, which increases the difficulty in forecasting sales accurately. Since the end of the Company's 1995 fiscal year, shortages of available cash have restricted the Company's ability to purchase inventory and have delayed the Company's receipt of products from suppliers and increased shipping and other costs. Furthermore, because of its financial condition, the Company believes that many suppliers are hesitant to continue their relationships with or extend credit terms to the Company and potential new suppliers are reluctant to provide goods to the Company. The Company recognizes sales upon shipment of product, and allowances are recorded for estimated uncollectable amounts, returns, credits and similar costs, including product warranties and price protection. Due to the inherent uncertainty of such estimates, there can be no assurance that the Company's forecasts regarding bookings, collections, rates of return, credits and related matters will be accurate. A significant portion of the operating expenses of the Company are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts which, as indicated above, are uncertain. Any inability on the part of the Company to adjust spending quickly enough to compensate for any failure to meet sales forecasts or to receive anticipated collections, or any unexpected increase in product returns or other costs, could also have an adverse impact on the Company's operating results. As a strategic response to a changing competitive environment, the Company has elected, and, in the future, may elect from time to time, to make certain pricing, service or marketing decisions or acquisitions that could have a mateial adverse effect on the Company's business, results of operations and financial condition. The Company also completed a variety of business divestitures during fiscal 1996, 1997 and 1998, restructured the terms of its indebtedness to IBM Credit and issued a substantial amount of equity in the Company to its creditors in satisfaction of approximately $45.9 million in claims and indebtedness during the fourth quarter of fiscal 1996 and has licensed (and agreed to sell) its monitor business in August 1998. In addition, the Company is focusing its efforts on developing and marketing software products, an area in which it has limited experience. As a result, the Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be likely to be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEED FOR ADDITIONAL FINANCING; LOAN RESTRICTIONS

     As of September 30, 1998, the Company had a working capital deficit of $5.2 million. The Company intends to finance its working capital needs through cash generated by operations and borrowings under a working capital line of credit with Silicon Valley Bank. Because the Company has experienced operating losses in each of its prior five fiscal years and has liabilities in excess of assets, the Company must significantly reduce operating expenses and/or significantly increase net sales in order to finance its working capital needs with cash generated by operations. There can be no assurance that the Company will be able to successfully fund its working capital needs internally.

     Although the Silicon Valley Bank loan provides for a working capital line of credit of up to $4.2 million, the Company will only be able to borrow amounts up to the "borrowing base" which is defined as eighty percent of the unpaid portion of the KDS transaction installment payments. Once the line of credit has been reduced to zero, the Company does not expect that it will be a source of working capital in the future.

     In the event that cash from operations and the working capital line of credit are insufficient to fund the Company's working capital needs, the Company may need to raise additional capital through public or private financing, strategic relationships or other arrangements. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all. The failure of the Company to raise capital when needed would have a material adverse effect on the Company's business, operating results and financial condition. If the additional funds are raised through the issuance of equity securities, the percentage ownership of the Company of its then-current shareholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the Company's Common Stock.

DEPENDENCE ON AND COMPETITION WITH APPLE

     Although the Company has begun to market certain products for the Windows environment, it is expected that sales of products for Apple computers will continue to represent a significant portion of the Company's sales for fiscal 1999. Apple has lost significant market share over recent years. The Company's operating results would be adversely affected if these trends should continue or if other developments were to adversely affect Apple's business. Furthermore, any continued difficulty that may be experienced by Apple in the development, manufacturing, marketing or sale of its computers, or other disruptions to, or uncertainty in the market regarding Apple's business, resulting from these or other factors, could result in further reduced demand for Apple computers, which in turn could materially and adversely affect sales of the Company's products.

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

     New products anticipated from and introduced by Apple could cause customers to defer or alter buying decisions due to uncertainty in the marketplace, as well as presenting additional direct competition for the Company. In addition, Apple may introduce a non linear digital video software editing program during fiscal 1999 which could adversely affect and reduce sales of EditDV. In the past, transitions in Apple's products have been accompanied by shortages in those products and in key components for them, leading to a slowdown in sales of those products and in the development and sale by the Company of compatible products.

DEPENDENCE ON AND COMPETITION WITH MICROSOFT

     New products introduced by Microsoft could cause customers to defer or alter buying decisions due to uncertainty in the marketplace, as well as present additional competition for the Company. In addition, it is possible that the introduction of new Microsoft products with improved performance capabilities may create uncertainties in the market concerning the need for the performance enhancements provided by the Company's products and could reduce demand for such products.

COMPETITION

     The markets for the Company's products are highly competitive, and the Company expects competition to intensify. Many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company believes that its ability to compete will depend on a number of factors, including the amount of financial resources available to the Company, its ability to repay its indebtedness, success and timing of new product developments by the Company and its competitors, product performance, price and quality, breadth of distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. In addition, the introduction of lower priced competitive products could result in price reductions that would adversely affect the Company's results of operations.
See "Business -- Competition."

DEPENDENCE ON LIMITED NUMBER OF MANUFACTURERS AND SUPPLIERS

     The Company outsources the manufacturing and assembly of its products to third party manufacturers. Although the Company uses a number of manufacturer/assemblers, each of its products is manufactured and assembled by a single manufacturer. The failure of a manufacturer to ship the quantities of a product ordered by the Company could cause a material disruption in the Company's sales of that product. In the past the Company has experienced substantial delays in its ability to fill customer orders due to the inability of certain manufacturers to meet their volume and schedule requirements. There can be no assurance that manufacturers will not require special terms in order to continue their relationship with the Company.

     The Company is also dependent on sole or limited source suppliers for certain key components used in its products. Certain other components are purchased from sole or limited source suppliers. The Company purchases these sole or limited source components primarily pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with sole or limited source suppliers. Therefore, these suppliers are not obligated to supply products to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order.

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

TECHNOLOGICAL CHANGE; CONTINUING NEED TO DEVELOP NEW PRODUCTS

     The video applications industry is characterized by rapidly changing technology, often resulting in short product life cycles and rapid price declines. The Company believes that its success will be highly dependent on its ability to develop innovative and cost-competitive new products and to bring them to the marketplace in a timely manner. Should the Company fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. As a result of the Company's financial condition, it has had to significantly reduce its research and development expenditures. For the 1998 fiscal year, the Company spent approximately $2.8 million, for the 1997 fiscal year, the Company spent approximately $5.0 million on research and development as compared with approximately $7.5 million for the 1996 fiscal year. Continued reduction in the available cash resources of the Company could result in the interruption or cancellation of research and product development efforts which would have a material adverse effect on the business, operating results and financial condition of the Company.

     The Company anticipates that the video editing industry will follow the pattern of the professional publishing industry in which desktop publishing products, including those produced by Radius, replaced more expensive, proprietary products, and the Company also anticipates that this evolution will lead to an increase in the purchase and use of video editing products, in particular digital video editing products for use with digital video camcorders. As a result, the Company has devoted significant resources to this product line. There can be no assurance that this evolution will occur in the digital video editing industry as expected by the Company, or that even if it does occur that it will not occur at a slower pace than anticipated. There can also be no assurance that any digital video editing products developed by the Company will achieve consumer acceptance or broad commercial success. In the event that the increased use of such video editing products does not occur or in the event that the Company is unable to successfully develop and market such products, the Company's business, operating results and financial condition would be materially adversely affected, particularly in light of the fact that the Company has licensed or sold its remaining hardware product lines over the last three years.

DEPENDENCE ON INDIRECT DISTRIBUTION CHANNELS

     The Company's primary means of distribution is through a limited number of third-party distributors that are not under the direct control of the Company. Furthermore, the Company relies on one primary distributor for its sales in Japan and is creating a new distribution network in Europe. The Company maintains only a small direct sales force. As a result, the Company's business and financial results are highly dependent on the amount of the Company's products that is ordered by these distributors. Such orders are in turn dependent upon the continued viability and financial condition of these distributors as well as on their ability to resell such products and maintain appropriate inventory levels. Furthermore, many of these distributors generally carry the product lines of a number of companies, are not subject to minimum order requirements and can discontinue marketing the Company's products at any time. Accordingly, the Company must compete for the focus and sales efforts of these third parties. In addition, due in part to the historical volatility of the personal computer industry, certain of the Company's distributors have from time to time experienced declining profit margins, cash flow shortages and other financial difficulties. The future growth and success of the Company will continue to depend in large part upon its indirect distribution channels. If its distributors were to experience financial difficulties, the Company's results of operations could be adversely affected.

INTERNATIONAL SALES

     Prior to the second fiscal quarter of 1996, the Company's international sales were primarily made through distributors and the Company's subsidiary in Japan. Effective April 1, and July 1, 1996 the Company appointed distributors for Japan and Europe, respectively. Effective January 1, 1998, the Company modified its relationships with these distributors for its digital video software products. Rather than paying commissions to Radius for products sold, they purchase products from the Company at a discount from the price list. Commissions will still be paid on the sales of the Company's other products sold through these distributors, although the Company believes that these sales will not be material. Although such distribution arrangements are no longer exclusive, no other distributor has yet been retained in either area.

     The Company expects that international sales, primarily in Europe, will represent a significant portion of its business activity and that it will be subject to the normal risks of international sales such as currency fluctuations, longer payment cycles, export controls and other governmental regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. Sales in Japan could be affected by the economic conditions in that region, which are currently unfavorable. Sales in Asian markets, which are also unfavorable, have not been, and the Company does not expect them to be, material in the future outside of Japan. Furthermore, a reduction in sales efforts or financial viability of the distributors could adversely affect the Company's net sales and its ability to provide service and support to Japanese and European customers. Additionally, fluctuations in exchange rates could affect demand for the Company's products. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, the Company's business, operating results and financial condition could be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, product development and operational personnel and the Company's ability to retain and continue to attract highly skilled personnel. The Company currently has one Executive Officer. The Company does not carry any key person life insurance with respect to any of its personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain qualified employees. Many members of the Company's senior management team have departed since 1997, including its former President and Chief Executive Officer, two Chief Financial Officers and four other Vice Presidents, and the Company has also had substantial layoffs and other employee departures. Because of the Company's financial difficulties and the very tight labor market for technical personnel, it has become increasingly difficult for it to hire new employees and retain key management and current employees. The failure of the Company to attract and retain key personnel would have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON PROPRIETARY RIGHTS

     The Company relies on a combination of patent, copyright, trademark and trade secret protection, nondisclosure agreements and licensing arrangements to establish and protect its proprietary rights. The Company has a number of patents and patent applications and intends to file additional patent applications as it considers appropriate. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents that may be issued to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. The Company has a number of trademarks and trademark applications. There can be no assurance that litigation with respect to trademarks will not result from the Company's use of registered or common law marks, or that, if litigation against the Company were successful, any resulting loss of the right to use a trademark would not reduce sales of the Company's products in addition to the possibility of a significant damages award.
Although the Company intends to defend its proprietary rights, policing unauthorized use of proprietary technology or products is difficult, and there can be no assurance that the Company's efforts will be successful. The laws of certain foreign countries may not protect the proprietary rights of the Company to the same extent as do the laws of the United States.

     The Company has received, and may receive in the future, communications asserting that its products infringe the proprietary rights of third parties, and the Company is engaged and has been engaged in litigation alleging that the Company's products infringe others' patent rights. As a result of such claims or litigation, it may become necessary or desirable in the future for the Company to obtain licenses relating to one or more of its products or relating to current or future technologies, and there can be no assurance that it would be able to do so on commercially reasonable terms. See "Business -- Litigation."

IMPACT OF YEAR 2000

     The year 2000 Issue ("Y2K Issue") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company's plan to resolve the Y2K Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all internal systems and products that could be significantly affected. The assessment of risks associated with suppliers and distributors is not yet complete.

     Based on recent assessments of its information management and accounting systems, the Company has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with such modifications, the Y2K Issue can be mitigated without a material adverse impact on the Company. However, if such modifications and replacements are not timely made, the Y2K Issue could have a material impact on the operations of the Company. None of these systems interoperate directly with the systems of suppliers or distributors.

     Based on a review of its product line, the Company has determined that primarily all of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant, as primarily all operate in conjunction with the MacOS. Accordingly, the Company does not believe that the Y2K Issue presents a material risk with respect to the Company's products.

     The Company is approximately 50% through the remediation phase with respect to its information management and accounting systems and expects to complete software and hardware replacement no later than September 30, 1999. Once the software and hardware is replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. The Company has completed 50% of its testing. Completion of the testing phase for all significant software systems is expected by January 31, 1999, with all remediated systems fully tested and implemented by December 31, 1999.

     None of the Company systems interface directly with significant third party suppliers. The Company is starting the process of working with third party suppliers and distributors to ensure that any Company systems that could interface directly with third parties are Year 2000 compliant by December 31, 1999. Remediation and testing of all significant systems is expected no later than December 31, 1999. The Company believes that its key suppliers, two of whom are sole sources, are in the process of making their billing systems Year 2000 compliant. The Company is not aware of any supplier or distributor with a Y2K Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that such suppliers and distributors will be Year 2000 ready. The inability of suppliers and distributors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. There are no vendors that could not be replaced in a reasonable period of time, except for transport vendors. The failure of Fedex, UPS, Airborne and the U.S. Mail would impact direct sales. The effect of this occurrence is not determinable.

     The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 compliance. The total future cost of the Year 2000 compliance is estimated at $200,000 to $600,000 and is being funded through net cash flows or capital leases. Some of these expenditures were likely to have been made in the ordinary course of upgrading and replacing obsolete systems without regard to the Y2K Issue. Through fiscal 1998, the Company has incurred less than $100,000 related to all phases of the Year 2000 project and $100,000 has been budgeted for fiscal 1999, under the assumption that most of the new system cost will be funded via leasing.

     Management of the Company believes it has an effective program in place to resolve those aspects of the Y2K Issue within its control in a timely manner.
As noted above, the Company has not completed all necessary phases of the Year 2000 program. In the event that the Company does not complete these phases, the Company would be unable in some degree to take customer orders, manufacture and ship products, invoice customers and collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. Furthermore, although Management is not aware of any Y2K Issue with products sold, there can be no assurance that the use of such products alone or in conjunction with other products will not malfunction and expose the Company to liability. The amount of potential liability and lost revenue associated with these risks cannot be reasonably estimated at this time.

     The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies. All of the Company's production, shipping, purchasing, billing and inventory functions could be accomplished via outsource vendors that are currently readily available, although there can be no assurance that such vendors will be available on reasonable terms as the millenium approaches.

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE

     Not Applicable.

                                       PART III



ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

       The information concerning the Company's directors required by Item 10 is incorporated by reference herein to section entitled "Proposal No. 1 - Election of Directors" of the Proxy Statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement"). The information concerning the Company's executive officers required by Item 10 is incorporated by reference to Item 4A in Part 1 hereof entitled "Executive Officers of Registrant."

       With the exception of the information specifically stated as being incorporated by reference from the Company's Proxy Statement in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

ITEM 11.         EXECUTIVE COMPENSATION

       The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation" and "Proposal No. 1 - Election of Directors--Compensation of Directors" of the Proxy Statement.

       With the exception of the information specifically stated as being incorporated by reference from the Company's Proxy Statement in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT

       The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

       With the exception of the information specifically stated as being incorporated by reference from the Company's Proxy Statement in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" of the Proxy Statement.

       With the exception of the information specifically stated as being incorporated by reference from the Company's Proxy Statement in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

                                       PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K

 (a) (1)    FINANCIAL STATEMENTS.  The Company's financial statements filed herewith are as follows:

                                                                            Page
                                                                            ----
            Report of Ernst & Young LLP, Independent Auditors                 31

            Consolidated Balance Sheets at September 30, 1998 and 1997        32

            Consolidated Statements of Operations for the Years Ended
            September 30, 1998, 1997 and 1996                                 33

            Consolidated Statements of Convertible Preferred Stock and
            Shareholders' Equity for the Years Ended September 30, 1998,
            1997, and 1996                                                    34

            Consolidated Statements of Cash Flows for the Years Ended
            September 30, 1998, 1997, and 1996                                35

            Notes to Consolidated Financial Statements                        36


(a) (2)     FINANCIAL STATEMENT SCHEDULES.  The Company's financial
            statement schedule filed herewith is as follows:
                                                                            Page
                                                                            ----
            Schedule II: Valuation and Qualifying Accounts                    52

            All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information required is shown either in the financial statements or the notes thereto.

(a) (3) The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT
NUMBER                     EXHIBIT TITLE
------                     -------------
2.01        --   Agreement and Plan of Reorganization dated May 20, 1994
                 between Radius Inc. and SuperMac Technology, Inc. (1)

2.02        --   Modification Agreement dated July 21, 1994 to Agreement and
                 Plan of Reorganization between Radius Inc. and SuperMac
                 Technology, Inc. (1)

2.07        --   Merger Agreement (the "Merger Agreement") dated as of December
                 21, 1995 among Radius Inc., Splash Technology, Inc., Summit
                 Subordinated Debt Fund, L.P., Summit Ventures IV, L.P., Summit
                 Investors II, L.P., Splash Technology Holdings, Inc. and
                 Splash Merger Company, Inc. (4)

2.08        --   Amendment No. 1 to Merger Agreement dated as of January 30,
                 1996. (4)

EXHIBIT
NUMBER                     EXHIBIT TITLE
------                     -------------
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

10.01       A    *Registrant's 401(k) Savings and Investment Plan. (9)

            B    *Amendment to Registrant's 401(k) Savings and Investment
                 Plan. (3)

            C    *Registrant's 401(k) Savings and Investment Plan Loan
                 Policy. (3)

10.02       --   *Registrant's 1995 Stock Option Plan. (3)

10.03       --   *Form of Stock Option Agreement and Exercise Request as
                 currently in effect under 1995 Stock Option Plan. (3)

10.04       --   *Registrant's 1990 Employee Stock Purchase Plan and related documents. (10)

10.05       --   *Registrant's 1994 Directors' Stock Option Plan. (3)

10.06       --   Form of Indemnity Agreement with Directors. (7)

EXHIBIT
NUMBER                     EXHIBIT TITLE
------                     -------------
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

            C    Amended and Restated Working Capital and Term Loan Agreement
                 dated as of August 30, 1996 between IBM Credit Corporation and the Registrant.  (18)

            D    Amended and Restated Working Capital and Term Loan Agreement
                 dated as of May 12, 1997 between IBM Credit Corporation and the Registrant.  (19)

            E Amended and Restated Working Capital and Term Loan Agreement dated as of November 10, 1997 between IBM Credit Corporation and the Registrant. (24)

            F Amended and Restated Working Capital and Term Loan Agreement dated as of January 8, 1998 between IBM Credit Corporation and the Registrant. (21)

            G Amended and Restated Working Capital and Term Loan Agreement dated as of April 16, 1998 between IBM Credit Corporation and the Registrant. (22)

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

10.13       --   *SuperMac Technology, Inc.'s 1988 Stock Option Plan ("Option
                 Plan"). (15)

10.14       --   *SuperMac Technology, Inc.'s Form of Incentive Stock Option
                 Agreement under the Option Plan. (15)

10.15       --   *SuperMac Technology, Inc.'s Form of Supplemental Stock Option
                 Agreement under the Option Plan. (15)

10.16       --   *SuperMac Technology, Inc.'s Form of Early Exercise Stock
                 Purchase Agreement under the Option Plan. (15)

10.17       --   Distribution Agreement between Radius Inc. and Ingram Micro,
                 Inc. dated June 5, 1991 as amended on April 1, 1992, May 31,
                 1995 and July 14, 1995.  (16)

10.18       --   *Employment Agreement by and between Registrant and Mark
                 Housley dated December 20, 1996.  (20)

10.19            Asset Purchase Agreement dated as of August 7, 1998 between
                 Korea Data Systems America, Inc. and the Registrant. (23)

10.20       --   Amended and Restated License Agreement dated as of August 7,
                 1998 between Korea Data Systems America, Inc. and the
                 Registrant. (23)

EXHIBIT
NUMBER                     EXHIBIT TITLE
------                     -------------
10.21       --   Credit Agreement by and among Radius Inc., the certain
                 financial institutions, and Silicon Valley Bank, dated August
                 28, 1998.

10.22       --   Asset Purchase Agreement dated as of November 23, 1998 between
                 Post Digital Software, Inc. and the Registrant.

10.23       --   Asset Sale Agreement dated as of December 4, 1998 between
                 Splash Technology Holdings, Inc. and the Registrant.

10.24       --   Supplement to the License and Asset Purchase Agreement dated
                 December 4, 1998 between Korea Data Systems America, Inc. and the Registrant.


21.01       --   List of Registrant's subsidiaries.

23.01       --   Consent of Ernst & Young LLP, Independent Auditors.

27.01       --   Financial Data Schedule (EDGAR version only)

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

(21) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on February 10, 1998.

(22) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on May 12, 1998.

(23) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on August 11, 1998.

(24) Incorporated by reference to exhibits to the Company's Report on Form 10-K filed on January 9, 1998.


* management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.
----------------



(b)    REPORTS ON FORM 8-K.

       No report on Form 8-K was filed during the last quarter of fiscal 1998.

(c)    EXHIBITS - See (a) (3) above.

       FINANCIAL STATEMENT SCHEDULES -  See (a) (2) above.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RADIUS INC.


                                          By:  /s/ Mark Housley
                                              -------------------------------
                                               Mark Housley
                                               Chairman of the Board of
                                               Directors, Chief Executive
                                               Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


NAME                                                   TITLE                                     DATES
----                                                   -----                                     -----

PRINCIPAL EXECUTIVE OFFICER:


  /s/ Mark Housley                             Chairman of the Board of Directors,               December 23, 1998
------------------------------------------     Chief Executive Officer and President
Mark Housley

PRINCIPAL FINANCIAL OFFICER
AND CHIEF ACCOUNTING OFFICER:


  /s/ Edwin Silliman                           Interim Chief Financial Officer                   December 23, 1998
------------------------------------------
Edwin Silliman


DIRECTORS:


  /s/ Michael D. Boich                         Director                                          December 23, 1998
------------------------------------------
Michael D. Boich


  /s/ Charles W. Berger                        Director                                          December 23, 1998
------------------------------------------
Charles W. Berger


/s/ Henry V. Morgan                            Director, Secretary                               December 23, 1998
------------------------------------------
Henry V. Morgan

/s/ John C. Kirby                              Director                                          December 23, 1998
------------------------------------------
John C, Kirby

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
RADIUS INC.

We have audited the accompanying consolidated balance sheets of Radius Inc. as of September 30, 1998 and 1997, and the related consolidated statements of operations, convertible preferred stock and shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14
(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radius Inc. at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                          /s/  ERNST & YOUNG LLP

San Jose, California
October 30, 1998

CONSOLIDATED BALANCE SHEETS


September 30  (in thousands)
                                                                                  1998             1997
                                                                                  ----             ----
ASSETS
Current assets:
   Cash and cash equivalents                                                    $    600         $     773
   Accounts receivable, net of allowance for doubtful accounts
     of $3,894 in 1998 and $4,758 in 1997                                            364             2,168
   Note receivable from Korea Data Systems America, Inc.                           4,500                 -
   Inventories                                                                       803               805
   Investment in Splash Technology Holdings, Inc.                                      -            22,093
   Prepaid expenses and other current assets                                         156               184
                                                                                --------         ---------
   Total current assets                                                            6,423            26,023

Property and equipment, net                                                          133               249
                                                                                --------         ---------
                                                                                $  6,556         $  26,272
                                                                                --------         ---------
                                                                                --------         ---------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $  1,971         $   4,511
   Accrued payroll and related expenses                                              324             1,320
   Other accrued liabilities                                                       2,069             3,228
   Deferred income                                                                 4,833                 -
   Accrued income taxes                                                            1,102             2,111
   Accrued restructuring and other charges                                             -             2,033
   Short-term borrowings                                                           1,340             4,638
   Obligations under capital leases                                                    -               273
                                                                                --------         ---------
   Total current liabilities                                                      11,639            18,114

Shareholders' Equity (Net Capital Deficiency):
   Preferred stock, no par value, 2,000 authorized; none
     issued and outstanding in 1998 and 1997                                           -                 -
   Common stock, no par value; 100,000 shares authorized;
     issued and outstanding--5,524 shares in 1998 and
     5,502 shares in 1997                                                        169,102           168,994
   Accumulated deficit                                                          (174,239)         (182,972)
   Unrealized gain on available-for-sale securities                                    -            22,093
   Accumulated translation adjustment                                                 54                43
                                                                                --------         ---------

   Total shareholders' equity (Net capital deficiency)                            (5,083)            8,158
                                                                                ---------        ---------
                                                                                $  6,556         $  26,272
                                                                                --------         ---------
                                                                                --------         ---------
See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS


For years ended September 30
(in thousands, except per share data)

                                                             1998              1997             1996
                                                             ----              ----             ----
Net sales                                                  $  14,564         $ 26,276         $  88,129
Commissions and royalties                                      1,104            4,874             2,161
                                                           ---------         --------         ---------
         Total net sales                                      15,668           31,150            90,290

Cost of sales                                                  9,921           31,032            77,382
                                                           ---------         --------         ---------
         Gross profit                                          5,747              118            12,908
                                                           ---------         --------         ---------
Operating expenses:
   Research and development                                    2,801            5,002             7,478
   Selling, general and administrative                         7,107           21,355            25,886
                                                           ---------         --------         ---------
         Total operating expenses                              9,908           26,357            33,364
                                                           ---------         --------         ---------
Loss from operations                                          (4,161)         (26,239)          (20,456)
Other income, net                                             12,353           30,600            24,032
Interest expense                                                (459)          (2,777)           (3,736)
                                                           ---------         --------         ---------
Income (loss) before income taxes                              7,733            1,584              (160)
Provision (benefit) for income taxes                          (1,000)             316               815
                                                           ---------         --------         ---------

Net income (loss)                                          $   8,733         $  1,268         $    (975)
                                                           ---------         --------         ---------
                                                           ---------         --------         ---------

Preferred stock dividend                                           -              272                 -
                                                           ---------         --------         ---------
Net income (loss) applicable to
  common shareholders                                      $   8,733         $    996         $    (975)
                                                           ---------         --------         ---------
                                                           ---------         --------         ---------

Net income (loss) per common share:
   Basic net income (loss) per share applicable
     to common shareholders                                $    1.58         $   0.18         $   (0.46)
                                                           ---------         --------         ---------
                                                           ---------         --------         ---------
   Diluted net income (loss) per share applicable
     to common shareholders                                $    1.57         $   0.18         $   (0.46)
                                                           ---------         --------         ---------
                                                           ---------         --------         ---------

Shares used in computing net income
 (loss) per common share:
   Shares used in computing basic net income
     (loss) per common share                                   5,522            5,389             2,125
                                                           ---------         --------         ---------
                                                           ---------         --------         ---------
   Shares used in computing diluted net income
     (loss) per common share                                   5,557            5,522             2,125
                                                           ---------         --------         ---------
                                                           ---------         --------         ---------

See accompanying notes.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY


For the years ended September 30, 1998, 1997 and 1996
(in thousands)

                                                                                             Shareholder's Equity
                                                                             --------------------------------------------------

                                                                                            Accumulated   Unrealized
                                                                                              Deficit      Gain on
                                                            Convertible                         and       Available-     Total
                                                             Preferred         Common       Translation    for-Sale   Shareholders'
                                                               Stock            Stock        Adjustment   Securities     Equity
                                                            ----------       ------------------------------------------------------
Balance at September 30, 1995                               $       -        $  125,813      $(182,930)   $        -  $   (57,117)
   Issuance of 12 shares of common stock
     under Stock Option Plans                                       -               406             -              -          406
   Issuance of 2 shares of common stock
     under Employee Stock Purchase Plan                             -                24             -              -           24
   Issuance of 3,629 shares of common
     stock to Creditors                                             -            42,503             -              -       42,503
   Issuance of 75 shares of preferred stock to IBM              3,000                 -             -              -            -
   Issuance of 84 shares of common stock
     in partial settlement of litigation                            -                 -             -              -            -
   Unrealized gain on available-for-sale securities                 -                 -             -         19,152       19,152
   Currency translation adjustment                                  -                 -           (33)             -          (33)
   Net loss                                                         -                 -          (975)             -         (975)
                                                            ---------        -----------------------------------------------------

Balance at September 30, 1996                                   3,000           168,746      (183,938)        19,152        3,960
   Issuance of 53 shares of common stock
     under Stock Option Plans                                       -               200            -               -          200
   Issuance of 8 shares of common stock under
     Employee Stock Purchase Plan                                   -                48            -               -           48
   Redemption of 75 shares of preferred stock
     held by IBM                                               (3,000)                -            -               -            -
   Unrealized gain on available-for-sale securities                 -                 -            -           2,941        2,941
   Currency translation adjustment                                  -                 -           13               -           13
   Dividends paid on convertible preferred stock                    -                 -         (272)              -         (272)
   Net income                                                       -                 -        1,268               -        1,268
                                                            ---------        ----------------------------------------------------


Balance at September 30, 1997                                       -           168,994     (182,929)         22,093        8,158
   Issuance of 22 shares of common stock
     under Stock Option Plans                                       -               108            -               -          108
   Unrealized gain on available-for-sale securities                 -                 -            -         (22,093)     (22,093)
   Currency translation adjustment                                  -                 -           11               -           11
   Net income                                                       -                 -        8,733               -        8,733
                                                            ---------        ----------------------------------------------------

Balance at September 30, 1998                               $       -        $  169,102   $ (174,185)     $        -  $     (5,083)
                                                            ---------        ----------------------------------------------------
                                                            ---------        ----------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
For years ended September 30
(in thousands)                                                       1998             1997                 1996
                                                                     ----             ----                 ----
Cash flows from operating activities:
   Net income (loss)                                            $   8,733           $   1,268         $   (975)
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
       Depreciation and amortization                                  149                 801             1,453
       Gain on the sale of Splash Common Stock in 1997
         and 1998 and the Color Server Group in 1996              (10,011)            (30,779)          (20,638)
       Gain on the monitor license to KDS                          (1,615)                  -                 -
       Gain on the sale of Umax Common Stock                         (534)                  -                 -
       Non-cash restructuring and other charges                         -               2,162                 -
       Loss on disposal of fixed assets                                22                 500               258
     (Increase) decrease in assets:
         Accounts receivable                                        2,679               3,342            56,698
         Allowance for doubtful accounts                             (864)              2,626            (6,269)
         Note receivable                                           (4,500)                  -                 -
         Inventories                                                    2              12,047               811
         Prepaid expenses and other current assets                     28                 182             1,970
         Income tax receivable                                          -                 514                 5
       Increase (decrease) in liabilities:
         Accounts payable                                          (2,540)               (493)          (19,874)
         Accrued payroll and related expenses                        (996)             (1,492)           (3,007)
         Other accrued liabilities                                 (1,159)                205           (10,817)
         Deferred income                                            4,833                   -                 -
         Accrued income taxes                                      (1,009)               (116)              562
         Accrued restructuring and other charges                   (2,033)               (420)          (16,588)
                                                                ----------        ------------        ----------
           Total adjustments                                      (17,548)            (10,921)          (15,436)
                                                                ----------        ------------        ----------
              Net cash used in operating activities                (8,815)             (9,653)          (16,411)
                                                                ----------        -----------         ---------

Cash flows from investing activities:
   Capital expenditures                                               (55)                (55)             (175)
   Deposits and other assets                                            -                  50               467
   Net proceeds from the sale of Splash Common Stock in
     1998 and 1997 and the Color Server Group in 1996              10,011              30,779            20,163
   Proceeds from the monitor license to KDS                         1,615                   -                 -
   Net proceeds from the sale of Umax Common Stock                    534                   -                 -
                                                                ---------         -----------         ---------
         Net cash provided by investing activities                 12,105              30,774            20,455
                                                                ---------         -----------         ---------

Cash flows from financing activities:
   Principal payment of short-term borrowings, net                 (3,298)              2,716            (4,782)
   Principal payment of long-term borrowings, net                       -             (21,940)                -
   Redemption of preferred stock and related dividend                   -              (3,272)                -
   Issuance of common stock                                           108                 248               430
   Principal payments under capital leases                           (273)             (1,074)           (1,478)
                                                                ----------        ------------        ----------
         Net cash used in financing activities                     (3,463)            (23,322)           (5,830)
                                                                ----------        ------------        ----------
Net decrease in cash and cash equivalents                            (173)             (2,201)           (1,786)
Cash and cash equivalents, beginning of year                          773               2,974             4,760
                                                                ---------         -----------         ---------
Cash and cash equivalents, end of year                          $     600         $       773         $   2,974
                                                                ---------         -----------         ---------
                                                                ---------         -----------         ---------

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

  MANAGEMENT'S BUSINESS RECOVERY PLANS

         As shown in the accompanying consolidated financial statements, the Company has incurred recurring operating losses. During fiscal 1996, 1997 and 1998, management implemented a number of actions to address its cash flow and operating issues, including: restructuring its outstanding indebtedness to trade creditors and its secured creditor; refocusing its efforts on providing solutions for digital video customers; discontinuing sales of mass market and other low value added products; divesting a number of businesses and product lines, including most recently the agreement for the sale and related license of significant assets of its monitor business to Korea Data Systems America, Inc. significantly reducing expenses and personnel headcount; and subleasing unoccupied portions of its facility leases commensurate with its reductions in operations. All revenue in the years ended September 30, 1996 and 1997 and approximately $13.0 million in the year ended September 30, 1998, relates to businesses and product lines that have been disposed of over the last three years. Approximately $2.6 million of revenue in the year ended September 30, 1998 relates to digital video-related software. See Notes 3 and 10.

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

         During fiscal 1999, additional funds may be needed to finance ongoing operations and to implement the Company's development plans and for other purposes. The Company plans to generate cash from operations and borrowings under a working capital line of credit of $4.2 million with Silicon Valley Bank secured by the $5.2 million note issued by Korea Data Systems America, Inc. (KDS), and is investigating possible financing and strategic partnering opportunities. The Company and its management believes that it can further reduce such operating expenses, if necessary, and that other sources of financing will be available. The note issued to KDS relates to a license agreement under which income is being recognized as cash is received.

  FISCAL YEAR

         The Company's fiscal year ends on the Saturday closest to September 30 and includes 53 weeks in fiscal 1998. All other fiscal years presented include 52 weeks. For consistency of presentation, all fiscal periods in this Form 10-K are reported as ending on a calendar month end

  FOREIGN CURRENCY TRANSLATION

       The Company translates the assets and liabilities of its foreign subsidiaries into dollars at the rates of exchange in effect at the end of the period and translates revenues and expenses using rates in effect during the period. Gains and losses from these balance sheet translations are accumulated as a separate component in the Consolidated Balance Sheets. Foreign currency transaction gains or losses, which are included in the results of operations, are not material.

  INVENTORIES

       Inventories are stated at the lower of cost or market. Cost is determined using standard costs that approximate cost on a first-in, first-out basis. The Company reviews the levels of its inventory in light of current and forecasted demand to identify and provide reserves for obsolete, slow-moving, or non-salable inventory. Inventories consist of the following (in thousands):

                                                           September 30,
                                                  ------------------------------
                                                     1998                1997
                                                     ----                ----
           Raw materials                           $     20           $       -
           Work in process                              238                 176
           Finished goods                               545                 629
                                                   --------           ---------
                                                   $    803           $     805
                                                   --------           ---------
                                                   --------           ---------

  PROPERTY AND EQUIPMENT

       Property and equipment is stated at cost and consists of the following (in thousands):

                                                           September 30,
                                                   ----------------------------
                                                     1998                1997
                                                     ----                ----
           Computer equipment                      $  6,423           $  18,170
           Machinery and equipment                      120                 553
           Furniture and fixtures                       354                 626
           Leasehold improvements                       439                 439
                                                   --------           ---------
                                                      7,336              19,788
           Less accumulated depreciation
              and amortization                       (7,203)            (19,539)
                                                   ---------          ---------
                                                   $    133           $     249
                                                   --------           ---------
                                                   --------           ---------

       Depreciation has been provided for using the straight-line method over estimated useful lives of three to five years. Leasehold improvements have been fully amortized.

  CARRYING VALUE OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its long-lived assets. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value.

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

       Revenue from the sale of software, net of estimated returns, is recognized upon either shipment of the physical product or delivery of electronic product, at which time, collectibility is probable and the Company has no remaining obligations.

       In May 1997, the Financial Accounting Standards Board approved the American Institute of Certified Public Accountants Statement of Position, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides revised and expanded guidance on software revenue recognition and applies to all entities that earn revenue from licensing, selling or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The application of SOP 97-2 is not expected to have a material impact on the Company's results of operations.

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

  NET INCOME (LOSS) PER SHARE

       The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 in fiscal 1998. This statement requires the presentation of basic and diluted net income per share. Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Dilutive common equivalent shares consist of employee stock options using the treasury stock method. The Company has restated all prior period per share data presented as required by SFAS No. 128. Restated numbers as computed using the diluted method under SFAS No. 128 approximate those computed using the primary method as defined in Accounting Principals Board Opinion No. 15.

       Assuming the conversion of accounts payable and other creditor debt into common stock in the fourth quarter of fiscal 1996 had occurred at the beginning of fiscal 1996, the supplemental basic and diluted loss per share for fiscal 1996 would have been $0.02 per share.

  CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. Cash equivalents are carried at cost, which approximates market. There were no short-term investments as of September
  30, 1998 or 1997.   Approximately $0.1 million of the $0.6 million of cash at
  September 30, 1998 was restricted under various letters of credit.

  OFF BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK

       The Company sells its products to distributors in the United States and in various foreign countries. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

  FAIR VALUE DISCLOSURES

       The carrying values of cash and cash equivalents and short-term borrowings approximate their fair values as of September 30, 1998. The fair value of short-term borrowings are estimated to approximate their carrying value as the borrowings are subject to variable interest rates.

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

  RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting comprehensive income in a financial statement. Comprehensive income items include changes in equity (net assets) not included in net income. Examples are foreign currency translation adjustments and unrealized gains/losses on available for sale securities. This disclosure prescribed by SFAS 130 is required beginning with the quarter ending December 31, 1998. Adoption of SFAS No. 130 is not anticipated to have a material impact on the Company's financial statements.

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

  RECLASSIFICATIONS

       Certain amounts in the September 30, 1996 financial statements have been reclassified to conform to the current year presentation.


NOTE TWO.  BORROWINGS

  LINE OF CREDIT ARRANGEMENT

       In August 1998, the Company entered into a $4.2 million working capital line of credit agreement with Silicon Valley Bank secured by the $5.2 million note issued by Korea Data Systems America, Inc. (KDS). The borrowing base under the working capital line of credit is eighty percent of the balance on the KDS note held by the Company. Under the terms of the working capital line of credit, the amount available to borrow will be decreased to an amount equal to eighty percent of the unpaid balance of KDS' installment obligations. As the borrowing base is dependent on the continued payment of monthly installments required by the note, there can be no assurance that it will be sufficient to allow the Company to borrow up to the full amount of the working capital line of credit. Interest is paid at the rate of 1.25% per month of 125% of the average daily outstanding balance of the loan. In addition, a one time administrative fee of .50% of 125% of each advance amount is also paid to Silicon Valley Bank. As of September 30, 1998, the outstanding loan balance was $1.3 million and is included as short-term borrowings in the accompanying Consolidated Balance Sheet.

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

       Immediately prior to the consummation of the restructuring of its unsecured and secured debt in September 1996 (the "Plan"), amounts outstanding to IBM Credit were approximately $26.4 million (See Note 11). In connection with the Plan, IBM Credit received 750,000 shares of the Company's Series A Convertible Preferred Stock and warrants to purchase 60,000 shares of Common Stock in consideration of the cancellation of $3.0 million of indebtedness to IBM Credit and for an additional advance of approximately $470,000. In addition, IBM Credit restructured the terms of the remaining approximately $23.4 million indebtedness into a working line of credit and a term loan. The term loan was repaid and the Convertible Preferred Stock was redeemed in August 1997 with the proceeds from the sale of 996,875 shares of the 1,741,127 shares of Splash Common Stock owned by the Company.

  During fiscal 1998, IBM exercised the option to purchase 174,113 shares of Splash Common Stock and a portion of the proceeds of the sale of the remaining 570,139 shares owned by the Company were used to repay in full the working line of credit with IBM Credit.


NOTE THREE.  COMMITMENTS AND CONTINGENCIES

  LEASES

       The Company leases facilities in Mountain View, California, where it has established its headquarters operations, and in San Jose, California, under operating leases.

       Future annual minimum lease payments under all noncancelable operating leases at September 30, 1998, are as follows (in thousands):

                                             Gross                      Net
                                           Operating     Sublease    Operating
                                            Leases        Income       Leases
                                            ------        ------       ------
   1999                                        $352         $155         $197

                                              -----        -----      -------
      Total minimum lease payments             $352                      $197
                                              -----                  --------
                                              -----                  --------
      Total sublease income                                 $155
                                                           -----
                                                           -----

       Rent expense charged to operations amounted to approximately $0.5 million, $0.6 million and $1.5 million for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The rent expense amounts for fiscal 1998, 1997 and 1996 exclude a provision for remaining lease obligations on excess facilities.

       Sublease income for fiscal 1998, 1997 and 1996 was approximately $0.8 million, $1.3 million and $1.2 million, respectively.

  CONTINGENCIES

       (a) On November 16, 1995, Electronics for Imaging, Inc. ("EFI") filed a suit in the United States District Court in the Northern District of California alleging that the Company infringes a patent allegedly owned by EFI. Although the complaint does not specify which of the Company's products allegedly infringe the patent, subsequent pleading indicates that EFI alleges that the Company's Color Server products infringe. In January 1996, the Company completed the divestiture of the Color Server Group to Splash Technology Holdings, Inc.

       The Company has filed an answer denying all material allegations, and has filed counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI's motion to dismiss or sever the Company's amended counterclaims was granted in part and the ruling permitted the Company to file an amended counterclaim for antitrust violations. The Company has filed an amended antitrust claim. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it may have indemnification rights or additional immunity with respect to elements of EFI's claims. A motion for summary judgment based on these indemnification rights disposing of EFI's claims was filed, and the court granted this motion finding the Company immune from suit under the patent after February 22, 1995. In March 1998, EFI and the Company agreed to dismiss their remaining claims against each other pending the outcome of EFI's appeal of this summary judgment finding. Pursuant to this agreement, if the Company prevails on appeal, the remaining claims will be dismissed. On the other hand, if EFI were to prevail on appeal, then EFI could refile its claims and the Company would intend to continue to vigorously defend against such claims and prosecute its own claims against EFI. In such event, neither the Company nor Splash Technology Holdings, Inc. would be able to advance the immunity defense ruled on in the summary judgment motion, which would require the Company to defend EFI's claims based upon their merits. EFI filed its notice of appeal on April 7, 1998, each party submitted opening briefs, oral argument was heard in December 1998 and the District Court summary judgement was affirmed by the Federal Circuit Court after the oral argument. No further appeal is expected and the case should be concluded.

       (b) On July 18, 1997, Intelligent Electronics, Inc. and its affiliates filed a suit in the United States District Court for the District of Colorado alleging a breach of contract and related claims in the approximate amount of $800,000, maintaining that the Company failed to comply with various return, price protection, inventory balancing and marketing development funding undertakings. In 1997, the Company filed an answer to the complaint and cross-claimed against the plaintiffs and in October 1997 additionally cross claimed against Deutsche Financial, Inc., a factor in the account relationship between the Company and the plaintiffs, seeking the recovery of approximately $2 million. The Company continues to investigate these claims as well as cross claims and expects to vigorously defend and prosecute them as applicable. The Company has provided for the full amount of accounts receivable due from Intelligent Electronics, Inc. and Deutsche Financial, Inc.

       (c) The Company is involved in a number of other judicial and administrative proceedings incidental to its business. The Company intends to defend such lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of such cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. In addition, the costs of defense, regardless of the outcome, could have a material adverse effect on the results of operations and financial condition of the Company.


NOTE FOUR. SHAREHOLDERS' EQUITY

  STOCK SPLITS

       A one-for-ten reverse split of the Company's Common Stock became effective March 9, 1998. All references to share and per share data for all periods presented have been adjusted to give effect to this split.

  SHARES SUBJECT TO ISSUANCE

       As of September 30, 1998, the Company was subject to issuing approximately 10,000 shares of Common Stock associated with the settlement of a securities class action lawsuit in fiscal 1995.

  STOCK OPTIONS

       The Company's 1986 Stock Option Plan, as amended (the "1986 Plan"), authorized the issuance of up to 297,500 shares of common stock upon the exercise of incentive stock options or nonqualified stock options that may be granted to officers, employees, directors, consultants and independent contractors. Under the 1986 Plan, options are exercisable, subject to vesting, for a term of up to ten years after the date of grant. The 1986 Plan expired in October 1996 and provided for options to be granted at prices ranging from 50% to 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Vesting of shares is also determined by the Board of Directors at the date of grant. Outstanding grants of options to purchase 21,446 shares of Common Stock continue to be exercisable according to the terms of the grants, and all unused shares under the 1986 Plan are reserved for issuance under the 1995 Stock Option Plan.

       The Company's 1995 Stock Option Plan (the "1995 Plan") authorizes the issuance of up to 769,892 shares of common stock upon the exercise of incentive stock options or nonqualified stock options that may be granted to officers, employees, directors, consultants and independent contractors. Shares available for grant under the 1995 Plan include 143,231 shares which were not issued under the 1986 Plan. Under the 1995 Plan, options are exercisable, subject to vesting, for a term of up to ten years after the grant date. Options may be granted at prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Vesting of shares is also determined by the Board of Directors at the date of grant. As of September 30, 1998, 571,416 options were outstanding under the 1995 Plan. The 1995 Plan will expire in December 2005.

       Pursuant to the 1994 merger with SuperMac Technologies, Inc., Radius assumed 97,524 outstanding options originally issued under the SuperMac 1988 Stock Option Plan (the "SuperMac Plan"). These options will be administered in accordance with the SuperMac Plan until all options are exercised or expired. As of September

  30, 1998, 762 options remain outstanding under the SuperMac Plan and are exercisable, subject to vesting, for a term of up to ten years after the date of grant.

       The Company has also reserved 19,000 shares of common stock for issuance to non-employee directors pursuant to options granted under the 1994 Directors' Stock Option Plan (the "1994 Plan"), including 9,000 shares which were not issued under the Company's 1990 Directors' Stock Option Plan. Such options may only be nonqualified stock options, must be exercised within ten years from the date of grant, and must be granted in accordance with a non-discretionary formula. Under this formula, each new director receives an option to purchase 1,000 shares when that director is first appointed to the Board and an option to purchase 250 shares on each anniversary of such director's appointment. As of September 30, 1998, 1,750 options were outstanding under this plan at exercise prices ranging from $3.438 to $108.75 per share. Of the options granted under the 1994 Plan, 627 are exercisable at September 30, 1998.

       Prior to the approval of the 1994 Plan, the 1990 Directors' Stock Option Plan (the "Prior Plan") was in effect. As of September 30, 1998, the Prior Plan had 1,000 options outstanding at $97.50. Such options are nonqualified stock options, must be exercised within five years from the date of grant, and were granted in accordance with a non-discretionary formula. Options unissued under the Prior Plan become available for grant under the 1994 Plan.

       In March 1993, the Company granted a nonqualified stock option to one former officer to purchase a total of 25,000 shares of common stock outside the Company's 1986 Stock Option Plan at an exercise price of $77.50 per share. This stock option was subsequently repriced to $4.688. This option is exercisable for a term of ten years and vests over a fifty month period commencing on the date of grant. During fiscal 1994, 15 of these shares were exercised by the officer, and as of September 30, 1998, the remaining 24,985 shares were exercisable.

       During fiscal 1998, the Company granted, outside of the Company's Stock Option Plans, 50,000 nonqualified stock options to an employee for an exercise price of $2.625, the fair market value of the Company's Common Stock on the relevant date. These options are exercisable for a term of ten years and vest over a two year period commencing on the date of grant.

       The following table summarizes the consolidated activity under all of the Company's plans:


                                                                                                 Weighted
                                                      Shares Under                               Average
                                                          Option           Exercise Price     Exercise Price
                                                      ------------         --------------     --------------
         Outstanding at September 30, 1995                 200,739        $13.60 - $289.60        $102.60
              Granted                                      120,546        $12.80 - $ 44.40        $ 23.60
              Exercised                                    (11,152)       $13.60 - $ 23.70        $ 23.70
              Canceled                                    (193,317)       $13.60 - $255.80        $ 70.70
                                                      -------------
         Outstanding at September 30, 1996                 116,816        $12.80 - $172.50        $ 43.40
              Granted                                      712,211        $ 2.80 - $  5.90        $  4.00
              Exercised                                    (52,579)       $ 3.40 - $  4.70        $  4.70
              Canceled                                     (92,851)       $ 2.80 - $172.50        $ 28.00
                                                      -------------
         Outstanding at September 30, 1997                 683,597        $ 2.80 - $108.75        $  4.20
              Granted                                      458,957        $ 1.56 - $  6.25        $  2.87
              Exercised                                    (21,935)       $ 3.44 - $  4.69        $  4.14
              Canceled                                    (275,759)       $ 2.81 - $  6.25        $  3.77
                                                      -------------
         Outstanding at September 30, 1998                 844,860        $ 1.56 - $108.75        $  3.62
                                                      -------------
                                                      -------------

The following table summarizes information concerning outstanding and exercisable options at September 30, 1998:

                                         Options Outstanding                           Options Exercisable
                       ------------------------------------------------------     -----------------------------

                                             Weighted
                                              Average            Weighted                             Weighted
      Range of            Options            Remaining           Average             Options           Average
      Exercise          Outstanding         Contractual          Exercise          Exercisable        Exercise
       Prices                                   Life               Price                                Price
  ----------------     -------------        ------------       -------------       -----------       ----------
  $ 1.56 - $  3.88           455,408          9.39 Years           $ 2.87              118,607         $ 2.88
  $ 4.06 - $  5.31           387,952          8.40 Years           $ 4.18              347,536         $ 4.17
  $19.38 - $108.75             1,500          6.30 Years           $86.35                1,314         $91.62
  ----------------     -------------                                               -----------
  $ 1.56 - $108.75           844,860          8.93 Years           $ 3.62              467,457         $ 4.09
                       -------------                                               -----------
                       -------------                                               -----------


       The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"). Under FAS 123, the Company may continue following existing accounting rules or adopt a new fair value method of valuing stock-based awards. The Company has elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options plans and the Employee Stock Purchase Plan and has not adopted the alternative fair value method of accounting provided under FAS 123. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of that Statement. The weighted-average grant-date fair value of options granted in fiscal 1998 was $2.18. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1998, 1997 and 1996, respectively: risk free interest rate of approximately 5.5%, 6% and 6%; dividend yield of 0% for all years; volatility factors of the expected market price of the Company's Common Stock of 1.148, 1.077 and 1.077 and a weighted-average expected life of the option of four years.

       For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the related vesting periods. The Company's pro forma net income (loss) for 1997 and 1996 was not materially different from reported amounts.

       The Company's pro forma information for 1998 follows (in thousands except for income per share information):


                                                                                        Year ended
                                                                                    September 30, 1998
                                                                                    ------------------
                Net income applicable to common
                    shareholders as reported                                               $8,733
                                                                                           ------
                                                                                           ------
                Pro forma net income applicable
                    to common shareholders for FAS 123                                     $8,089
                                                                                           ------
                                                                                           ------

                Pro forma net income per common share:
                Pro forma basic net income per share applicable
                    to common shareholders                                                  $1.46
                                                                                            -----
                                                                                            -----
                Pro forma diluted net income per share
                    applicable to common shareholders                                       $1.46
                                                                                            -----
                                                                                            -----

                Shares used in computing pro forma net income per common
                    share:
                Shares used in computing pro forma basic net
                    income per common share                                                 5,522
                                                                                            -----
                                                                                            -----
                Shares used in computing pro forma diluted
                    net income per common share                                             5,557
                                                                                            -----
                                                                                            -----


       Since FAS 123 is applicable only to options granted subsequent to September 30, 1995, its pro forma effect will not be fully reflected until fiscal year 2002.

  EMPLOYEE STOCK PURCHASE PLAN

       The Company has an employee stock purchase plan under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of its fair market value as of certain specified dates. Stock purchases under this plan are limited to 10% of an employee's compensation, and in no event may exceed $21,250 per year. The Company suspended the operation of its employee stock purchase plan in fiscal 1997 and expects to be able to resume operation of the plan during fiscal 1999. At September 30, 1998, 15,900 shares remain available for issuance under the plan.

NOTE FIVE.  FEDERAL AND STATE INCOME TAXES

  The provision (benefit) for income taxes consists of the following:

                                                 Year ended September 30,
                                           -----------------------------------
                                           1998            1997           1996
                                           ----            ----           ----
                                                     (in thousands)
          Federal:

            Current                     $      -      $      50       $      -


          Foreign:

            Current                       (1,000)           251            765

          State:

            Current                           -              15             50
                                        --------      ---------       --------

                                        $ (1,000)     $     316       $    815
                                        ---------     ---------       --------
                                        ---------     ---------       --------


       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                         September 30,
                                                                  ---------------------------
                                                                    1998               1997
                                                                    ----               ----
                                                                        (in thousands)
Deferred tax assets:

         Net operating loss carryforwards                         $  25,017        $  19,687
         Reserves and accruals not currently tax deductible           3,232            8,542
         Capitalized research & development expenditures              2,769            4,399
         Inventory write-downs                                        1,275            4,835
         Other                                                        1,082            3,122
                                                                  ---------        ---------
         Total deferred tax assets                                   33,375           40,585
         Valuation allowance for deferred tax assets                (33,375)         (40,585)
                                                                  ----------         --------
         Deferred tax assets                                      $       -        $       -
                                                                  ---------        ---------
                                                                  ---------        ---------


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

       The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:


                                                              Year ended September 30,
                                                      -----------------------------------------
                                                       1998              1997             1996
                                                       ----              ----             ----
                                                                    (in thousands)
     Expected tax at statutory rate               $   2,707         $     554       $      (56)
     Change in valuation allowance                   (2,707)             (504)             241
     Reversal of previously accrued foreign taxes    (1,000)                -                -
     State income tax, net of federal tax benefit         -                15               50
     Other                                                -               251              580
                                                  ---------         ---------       ----------
                                                  $  (1,000)        $     316       $      815
                                                  ----------        ---------       ----------
                                                  ----------        ---------       ----------


       During the fourth quarter of fiscal 1998, the Company reversed approximately $1.0 million of previously accrued foreign taxes as a result of reduced tax exposures in certain foreign jurisdictions.

       As of September 30, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $62.0 million and $65.0 million, respectively. The federal loss carryforwards will expire beginning in 2011, if not utilized and the state loss carryforwards will expire beginning in 1999, if not utilized.

       As a result of the issuance of Common Stock and Series A Convertible Preferred Stock in exchange for certain liabilities of the Company in September 1996, the Company experienced a "change in ownership" as defined under Section 382 of the Internal Revenue Code. Accordingly, utilization of net operating loss and tax credit carryforwards generated prior to September 1996 will be subject to an annual limitation of approximately $2.0 million due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions, except under limited circumstances.


NOTE SIX.  STATEMENTS OF CASH FLOWS


                                                             Year ended September 30,
                                                   -----------------------------------------
                                                   1998              1997              1996
                                                   ----              ----              ----
                                                                (in thousands)
     Supplemental disclosure of cash
       flow information:
     Cash paid during the year for:
       Interest                                  $     495         $   2,988        $    3,792
                                                 ---------         ---------        ----------
                                                 ---------         ---------        ----------
       Income taxes                              $       9         $       8        $      253
                                                 ---------         ---------        ----------
                                                 ---------         ---------        ----------
     Supplemental schedule of noncash
       investing and financing activities:
          Common and preferred stock issued
            to creditors                         $       -         $       -        $   45,503
                                                 ---------         ---------        ----------
                                                 ---------         ---------        ----------
          Conversion of short-term borrowings
            to long-term borrowings              $       -         $       -        $   21,940
                                                 ---------         ---------        ----------
                                                 ---------         ---------        ----------

NOTE SEVEN.  EXPORT SALES AND MAJOR CUSTOMERS

       The Company's export sales were approximately $3.7 million, $4.9 million and $45.8 million in the fiscal years ended September 30, 1998, 1997 and 1996, respectively, and included export sales to Europe of approximately $1.3 million, $1.8 million and $21.2 million, respectively. The Pacific, Asia, and Latin America region sales were approximately $2.4 million, $3.1 million and $24.6 million for fiscal years ended September 30, 1998, 1997 and 1996, respectively. During fiscal 1996, the Company entered into exclusive distributor arrangements with respect to Japan and Europe and earns royalties and commissions under such arrangements. In fiscal 1998, the Company modified its relationships with its distributors in Japan and Europe for its digital video software products and terminated the exclusivity provisions. These products are purchased from the Company at a discount from the price list and no commissions are paid. For the fiscal year ended September 30, 1998, the Company earned approximately $0.5 million and $0.2 million in royalties and commissions from Europe and Japan, respectively, which are included in the above amounts.

       One customer accounted for approximately 53.5%, 66.1% and 34.3% of the Company's net sales during the years ended September 30, 1998, 1997 and 1996, respectively.


NOTE EIGHT.  RESTRUCTURING AND OTHER CHARGES

  RADIUS FISCAL 1995 RESTRUCTURING AND OTHER CHARGES

       In September 1995, Radius recorded charges of $57.9 million in connection with the Company's efforts to refocus its business on the color publishing and multimedia markets. The charges primarily included a writedown of inventory and other assets. Additionally, it included expenses related to the cancellation of open purchase orders, excess facilities and severance. The charges are included in cost of sales ($47.0 million), and selling, general and administrative expense ($10.9 million). The remaining balance of $20,000 in its restructuring reserve, which related to employee severance costs, was eliminated in fiscal 1998.


NOTE NINE.  TECHNOLOGY LICENSING FROM REPLY CORPORATION

       On March 31, 1997, the Company licensed certain technology from Reply Corporation ("Reply") that allowed the Company to develop and market PCI bus adapter cards featuring Windows compatibility to users of Macintosh products. First customer shipments of these products were made during the third fiscal quarter of 1997. Effective in the third fiscal quarter, the Company purchased such technology along with certain assets and inventory. The purchase price of such assets and inventory was approximately $401,000, although the Company is required to pay a royalty fee based upon the number of products sold which incorporate such technology. The Company pays a royalty for Radius products containing the acquired technology in the amount of 5% of net revenue until cumulative royalties exceed $1.5 million, when the rate is reduced to 3%, until cumulative royalties of $2.5 million are paid, after which no royalty is due. In September 1997, the Company discontinued the development of its DOS on Mac products and shipments of related products were terminated in the first quarter of fiscal 1998. As of September 30, 1998, the Company has paid an aggregate of approximately $86,000 in royalties. Additionally, the Company issued a warrant to Reply to purchase 50,000 shares of the Company's Common Stock at a price of $12.50 per share exercisable over a forty-two month period. The Company has agreed with representatives of the current holders of the warrant to repurchase the warrant for $10,000, subject to final documentation.

NOTE TEN.  BUSINESS DIVESTITURES

       COLOR SERVER GROUP. In January 1996, the Company completed the sale of its Color Server Group ("CSG") to Splash Merger Company, Inc. (the "Buyer"), a wholly owned subsidiary of Splash Technology Holdings, Inc. ("Splash"). In fiscal 1996, the Company received approximately $21.0 million in cash and, as of September 30, 1998, an additional $2.0 million is being maintained in escrow to secure certain indemnification obligations. The Company also received 4,282 shares of Splash's 6% Series B Redeemable and Convertible Preferred Stock which were converted into shares of Splash's Common Stock outstanding in connection with the initial public offering of Splash. In June 1996, the Company granted IBM Credit, its secured lender, an option to purchase 174,113 shares of Splash Common Stock in connection with the restructuring of the terms of its loan agreement with IBM Credit (also, see
  Note 11). The remaining shares of Splash Common Stock were also pledged to IBM Credit. As of July 1998, IBM Credit had exercised its option of Splash Common Stock in full and the working capital line of credit with IBM Credit was fully repaid in fiscal 1998.

       PORTRAIT DISPLAY LABS. In January 1996, the Company entered into a series of agreements with Portrait Display Labs, Inc. ("PDL"). Under these agreements, PDL settled its outstanding receivable to the Company by paying the Company $500,000 in cash and issuing to the Company 214,286 shares of PDL's Common Stock. The cash proceeds were paid to IBM Credit. Due to an expected recapitalization of PDL, the Company's interests became deeply subordinated to new investors in PDL. Therefore, the Company does not anticipate that it will realize any future material benefit from its investment in PDL. These shares are not valued for financial statement purposes.

       UMAX DATA SYSTEMS, INC. In February 1996, the Company sold its MacOS compatible systems business to UMAX Computer Corporation ("UCC"), a company formed by UMAX Data Systems, Inc. ("UMAX"). The Company received approximately $2.3 million in cash and debt relief and 1,492,500 shares of UCC's Common Stock, representing approximately 19.9% of UCC's then outstanding shares of UCC Common Stock. The cash proceeds were paid to IBM Credit. In March 1998, due to Apple's recent reversal in MacOS licensing policy, the Company sold the Common Stock of Umax Computer Corporation held by it to Umax Data Systems, Inc. for $550,000.


NOTE ELEVEN.  STOCK ISSUED TO CREDITORS

       In September 1996, the Company, IBM Credit and its unsecured creditors consummated a restructuring of the Company's outstanding indebtedness pursuant to which the Company's creditors received equity in satisfaction of their claims (the "Plan"). The Company issued 3,629,420 shares of Common Stock in satisfaction of approximately $45.9 million in unsecured claims (including a $1.0 million reserve for unknown or unresolved claims) and repaid approximately $1.9 million of unsecured claims, most of which were less than $50,000, at an average discount of approximately 75% of the amount of the claim. Of these shares of Common Stock issued pursuant to the Plan, 79,128 were issued to the Radius Creditors Trust for the purpose of satisfying unresolved or unknown claims. As of September 30, 1997, all shares of Common Stock held by the Radius Creditors Trust had been disbursed to various claimants. The Company also issued 750,000 shares of its Series A Convertible Preferred Stock (convertible into an aggregate of 552,303 shares of Common Stock) and warrants to purchase 60,000 shares of Common Stock to IBM Credit in satisfaction of $3.0 million indebtedness and in consideration of restructuring its remaining approximately $23.4 million indebtedness to IBM Credit. The Company also issued warrants to purchase 5,000 shares of Common Stock to Mitsubishi in consideration of the extension of open credit terms to the Company. The warrants expire October 13, 2000. The Company also issued to its unsecured creditors, who received Common Stock, Rights ("Rights") to receive up to an additional 1,104,606 shares of Common Stock in the event that the Series A Convertible Preferred Stock is converted into Common Stock (including 24,082 Rights issued to the Radius Creditors Trust). All outstanding shares of the Convertible Preferred Stock were redeemed in September 1997. Because such Series A Convertible Preferred Stock was redeemed prior to conversion of any shares of such Preferred Stock into Common Stock, no shares of CommonStock will be issuable pursuant to the Rights. All such Rights have expired.

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


NOTE TWELVE.  LICENSING OF ASSETS TO KOREA DATA SYSTEMS AMERICA , INC.

       In June 1998, the Company licensed certain technology and assets necessary to conduct its monitor and color publishing business to KDS, leaving the Company free to focus on its digital video software business.
  The brand name and trademark RADIUS was one of the assets so licensed because of its primary association with monitors. In August 1998, the Company amended and restated this license and agreed to sell the licensed assets to KDS pursuant to an asset transfer agreement, subject to certain contingencies at the discretion of KDS. The monitor business has accounted for substantially all of the revenues of the color publishing product line and 55.3% of the Company's revenues during fiscal 1998. Under the license and asset transfer agreement, Radius has transferred (by licensing or by assignment if KDS elects to close the asset transfer agreement) its Radius, Supermac, PressView and certain other trademarks to KDS and has licensed certain intellectual property pertaining to PressView and PrecisionView monitors. KDS has not agreed to purchase any inventory or other tangible assets of Radius under the license and asset transfer agreement. The expected value of the transaction is $6.2 million paid or to be paid in installments, including $0.85 million paid in August 1998 and $0.35 million in September 1998 under the amended license and $0.5 million under the original license in June 1998. The remaining amount is payable in installments through October 1999. These installment payment obligations have been pledged to secure a $4.2 million line of credit from Silicon Valley Bank. KDS' performance is guaranteed by a Korean corporation and its US affiliate. The agreement is expected to close by June 1999 if contingencies are satisfied. In the interim, Radius has licensed KDS the use of its monitor trademarks and specific technology and expects to wind down its monitor business activities as current supplies of monitors are sold, whether or not the asset purchase agreement is completed. In the event that the asset purchase agreement is not completed, the license agreement will continue as a perpetual license. Radius will continue to use the transferred trademarks and technology until the transition is completed over the next several months and expects to focus on its digital video line of business during this transition period. Additionally, the Company had agreed with KDS to continue to support the sale of the monitors through the Company's sales force during August and September in return for $55,000 a month and a sharing of the gross margin from the sale of the monitor products during this period. The Company will provide a diminishing level of support until KDS has fully assumed all relevant activities. KDS will reimburse the Company for this support.

       As of September 30, 1998, the remaining balance receivable under the agreement was $4.5 million which is included as note receivable and deferred revenue in the accompanying Consolidated Balance Sheet. The Company will recognize other income under the license agreement as cash is received on the note.

NOTE THIRTEEN.   COMPUTATION OF PER SHARE COMMON INCOME (LOSS)


The following table presents the calculation of basic and diluted earnings per share as required under SFAS 128:


                                                                 1998           1997              1996
                                                               --------       --------          ---------
                                                               (in thousands, except per-share amounts)
NUMERATOR:
   Numerator for basic and diluted earnings per share -
     income (loss) available to common stockholders             $ 8,733         $  996           $  (975)
                                                               --------       --------          ---------
                                                               --------       --------          ---------

DENOMINATOR:
   Denominator for basic earnings per share - weighted-average
     shares outstanding                                           5,522          5,389             2,125

   Effect of dilutive securities:
     Employee stock options                                          35            133                 -
                                                               --------       --------          --------
   Dilutive potential common shares                                  35            133                 -
   Denominator for diluted earnings per share - adjusted
     weighted-average shares outstanding                          5,557          5,522             2,125
                                                               --------       --------          --------
                                                               --------       --------          --------

Basic earnings (loss) per share                                 $  1.58         $ 0.18           $ (0.46)
                                                               --------       --------          ---------
                                                               --------       --------          ---------

Diluted earnings (loss) per share                               $  1.57         $ 0.18           $ (0.46)(1)
                                                               --------       --------          ---------
                                                               --------       --------          ---------


(1) Diluted earnings per share does not reflect any potential shares relating to employee stock options or the convertible preferred stock due to a loss reported for the period, in accordance with FAS 128. The assumed issuance of any additional shares would be antidilutive.

Diluted earnings per share in 1998 and 1997 also does not include certain stock options as those options are at exercise prices in excess of fair market value, 750,446 and 341,252, respectively.

For additional disclosure regarding the employee stock options, see Note 4.

NOTE FOURTEEN.  SUBSEQUENT EVENTS (UNAUDITED)

TECHOLOGY PURCHASE FROM POST DIGITAL SOFTWARE, INC.


       On November 23, 1998, the Company acquired certain software and other intangible property from Post Digital Software, Inc. for (i) an initial payment of $50,000, (ii) earnout payments equal to at least $50,000 but not exceeding $700,000 based on subsequent sales of the Company's digital video products incorporating such software and (iii) a warrant to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. The warrant is exercisable over a four year period through November 23, 2002. The warrant can be exercised for up to 12,000 shares on May 1, 1999, plus an additional 2,000 shares for each full month that transpires thereafter, up to a total of 50,000 shares.

SALE OF CERTAIN COLOR PUBLISHING TECHNOLOGY

       On December 4, 1998, the Company agreed to sell certain software and other intangible property associated with its monitor and color publishing business to Splash Technology Holdings, Inc. ("Splash") in consideration of $275,000 and the early release of $1.0 million from an escrow established for the benefit of Splash when the Company's Color Server Group was sold to Splash in January 1996. These funds were received on December 16, 1998. In the transaction, Splash licensed some of the transferred technology back to the Company for a term of two years on a fully paid up basis. See Note 10.

CONCLUSION OF LITIGATION WITH ELECTRONICS FOR IMAGING, INC.

       On December 8, 1998, the appeal by EFI was briefed and was argued to the court. On December 9, 1998, in a per curium order, the Federal Circuit Court affirmed the summary judgment by the district court in favor of the Company. No further appeal is expected and the case should be concluded. See Note 3. As a result, the Company has requested the release of all remaining funds from the escrow established in connection with the disposition of the Color Server Group to Splash. See Note 10.

     SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)


                                            Balance at      Charged to   Charged                         Balance
                                            beginning       costs and    to other                        at end of
         Description                        of period       expenses     accounts     Deductions(1)      period
         -----------                        ---------       --------     --------     -------------      ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Year ended September 30, 1996           $8,502           $   91       $0           $6,461            $2,132

     Year ended September 30, 1997           $2,132           $4,706       $0           $2,080            $4,758

     Year ended September 30, 1998           $4,758           $   30       $0           $  894            $3,894

-----------------------------

(1)     Uncollectible accounts written off.