Form 10-Q
period 1999-01-02
RADIUS INC
filed 1999-02-12
CIK 805574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM --------- TO
         ---------.

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

                                -----------------

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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON FEBRUARY 10, 1999 WAS 5,532,174.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   RADIUS INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                PAGE
------------------------------                                                ----
Item 1.  Financial Statements

           Consolidated Balance Sheets at December 31, 1998 (unaudited) and
           September 30, 1998                                                   3

           Consolidated Statements of Operations for the Three Months Ended
           December 31, 1998 and 1997  (unaudited)                              4

           Consolidated Statements of Cash Flows for the Three Months Ended
           December 31, 1998 and 1997  (unaudited)                              5

           Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 11


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                     17

Item 5.  Other Information                                                     17

Item 6.  Exhibits and Reports on Form 8-K                                      17


SIGNATURES                                                                     17
----------


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   RADIUS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         DECEMBER 31,           SEPTEMBER 30,
                                                                            1998                  1998 (1)
                                                                         ------------           -------------
                                                                         (unaudited)
ASSETS:
Current assets:
   Cash                                                                   $   1,636             $     600
   Accounts receivable, net                                                     887                   364
   Note receivable from Korea Data Systems America, Inc.                      3,450                 4,500
   Inventories                                                                  592                   803
   Prepaid expenses and other current assets                                     83                   156
                                                                          ---------             ---------
         Total current assets                                                 6,648                 6,423
Property and equipment, net                                                      98                   133
Purchased technology                                                            150                  --
                                                                          ---------             ---------
                                                                          $   6,896             $   6,556
                                                                          ---------             ---------
                                                                          ---------             ---------

LIABILITIES AND SHAREHOLDERS' EQUITY (Net capital deficiency):
 Current liabilities:
   Accounts payable                                                       $   1,860             $   1,971
   Accrued payroll and related expenses                                         284                   324
   Other accrued liabilities                                                  2,028                 2,069
   Deferred income                                                            3,608                 4,833
   Accrued income taxes                                                       1,098                 1,102
   Short-term borrowings                                                        236                 1,340
                                                                          ---------             ---------
         Total current liabilities                                            9,114                11,639


Shareholders' equity (Net capital deficiency):
   Common stock                                                             169,175               169,102
   Accumulated deficit                                                     (171,393)             (174,185)
                                                                          ---------             ---------
         Total shareholders' equity (Net capital deficiency)                 (2,218)               (5,083)
                                                                          ---------             ---------
                                                                          $   6,896             $   6,556
                                                                          ---------             ---------
                                                                          ---------             ---------

(1) The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                             See accompanying notes.

                                   RADIUS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                                        THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                     1998                 1997
                                                                    -------             -------
Net sales                                                           $ 2,498             $ 5,107
Commissions and royalties                                                40                 433
                                                                    -------             -------
           Total net sales                                            2,538               5,540

Cost of sales                                                           994               3,597
                                                                    -------             -------
         Gross profit                                                 1,544               1,943
                                                                    -------             -------

Operating expenses:
   Research and development                                             676                 494
   Selling, general and administrative                                1,642               2,094
                                                                    -------             -------
         Total operating expenses                                     2,318               2,588
                                                                    -------             -------

Loss from operations                                                   (774)               (645)

Other income, net                                                     3,620               1,079
Interest expense                                                        (54)               (173)
                                                                    -------             -------
Income before income taxes                                            2,792                 261

Provision for income taxes                                             --                  --
                                                                    -------             -------
Net income                                                          $ 2,792             $   261
                                                                    -------             -------
                                                                    -------             -------


Net income per share:

   Basic net income per share                                       $  0.50             $  0.05
                                                                    -------             -------
                                                                    -------             -------

   Diluted net income per share                                     $  0.50             $  0.05
                                                                    -------             -------
                                                                    -------             -------

Shares used in per share computations:

   Shares used in computing basic net income per share                5,524               5,513
                                                                    -------             -------
                                                                    -------             -------

   Shares used in computing diluted net income per share              5,563               5,617
                                                                    -------             -------
                                                                    -------             -------

                             See accompanying notes.

                                   RADIUS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (in thousands, unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                         ---------------------
                                                                                           1998          1997
                                                                                         --------      -------
Cash flows from operating activities:
   Net income                                                                            $  2,792      $   261
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization                                                             35           44
     Gain on the sale of Splash Common Stock                                                    -       (1,056)
     Gain on the sale of the Color Server Group and other assets to Splash                 (2,504)           -
     Gain on the monitor license and sale of other assets to KDS                           (1,118)           -
     (Increase) decrease in assets:
       Accounts receivable                                                                   (523)        (630)
       Note receivable                                                                      1,050            -
       Inventories                                                                            211          165
       Prepaid expenses and other current assets                                               73          (13)
     Increase (decrease) in liabilities:
       Accounts payable                                                                      (111)        (511)
       Accrued payroll and related expenses                                                   (40)        (289)
       Other accrued liabilities                                                              (41)        (394)
       Deferred income                                                                     (1,225)           -
       Accrued restructuring costs                                                              -         (261)
       Accrued income taxes                                                                    (4)          (4)
                                                                                         ---------    ---------
       Total adjustments                                                                   (4,197)      (2,949)
                                                                                         ---------    ---------
         Net cash used in operating activities                                             (1,405)      (2,688)

Cash flows from investing activities:
   Other assets                                                                              (150)           -
   Net proceeds from the sale of Splash Common Stock                                            -        1,056
   Net proceeds on the sale of the Color Server Group and other assets to Splash            2,504            -
   Net proceeds from the monitor license and sale of other assets to KDS                    1,118            -
                                                                                         --------       ------
         Net cash provided by investing activities                                          3,472        1,056

Cash flows from financing activities:
   Short-term borrowings, net                                                              (1,104)       1,828
   Principal payments of long-term debt and capital leases                                      -         (155)
   Issuance of common stock                                                                    73           31
                                                                                         --------     --------
         Net cash (used in) provided by financing activities                               (1,031)       1,704
                                                                                         ---------    --------
Net increase (decrease) in cash and cash equivalents                                        1,036           72
Cash and cash equivalents, beginning of period                                                600          773
                                                                                         --------     --------
Cash and cash equivalents, end of period                                                 $  1,636     $    845
                                                                                         --------     --------
                                                                                         --------     --------

Supplemental disclosure of cash flow information: Cash paid during the period for:
      Interest                                                                           $     46     $    146
                                                                                         --------     --------
                                                                                         --------     --------
      Income taxes                                                                       $      4     $      4
                                                                                         --------     --------
                                                                                         --------     --------

                             See accompanying notes.

                                   RADIUS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

             The consolidated financial statements of Radius Inc. ("Radius" or the "Company") as of December 31, 1998 and for the three months ended December 31, 1998 and 1997 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns and bad debts and the length of product life cycles. Actual results may differ from management's estimates. Results for the three months ended December 31, 1998 will not necessarily indicate the results to be expected for the fiscal year ending September 30, 1999 or any other future period. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 31, 1998.

         For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

NOTE 2.  INVENTORIES

             Inventories, stated at the lower of cost or market, consist of (in thousands):

                                                                   DECEMBER 31,          SEPTEMBER 30,
                                                                      1998                  1998
                                                                   ------------          ------------
                                                                   (unaudited)

            Raw materials                                          $     12              $     20
            Work in process                                             256                   238
            Finished goods                                              324                   545
                                                                   --------              --------
                                                                   $    592              $    803
                                                                   --------              --------
                                                                   --------              --------

NOTE 3.  COMMITMENTS AND CONTINGENCIES

              (a) On January 15, 1999, the Company and one of its directors, Charles Berger, were named as defendants in a shareholder class action lawsuit against Splash Technology Holdings, Inc. ("Splash"), various directors and executives of Splash and certain selling shareholders of Splash. The suit was filed in the United States District Court in Northern District of California. The Company is still investigating these claims and therefore, cannot predict the outcome of this litigation. The Company expects to defend itself and its officers and directors from these claims.

              (b) On November 16, 1995, Electronics for Imaging, Inc. ("EFI") filed a suit in the United States District Court in the Northern District of California alleging that the Company infringes a patent allegedly owned by EFI. Although the complaint does not specify which of the Company's products allegedly infringe the patent, subsequent pleading indicates that EFI alleges that the Company's Color Server products infringe. In January 1996, the Company completed the divestiture of the Color Server Group to Splash Technology Holdings, Inc.

              The Company has filed an answer denying all material allegations, and has filed counterclaims against EFI alleging causes of action for interference with prospective economic benefit, antitrust violations, and unfair business practices. EFI's motion to dismiss or sever the Company's amended counterclaims was granted in part and the ruling permitted the Company to file an amended counterclaim for antitrust violations. The Company has filed an amended antitrust claim. The Company believes it has meritorious defenses to EFI's claims and is defending them vigorously. In addition, the Company believes it may have indemnification rights or additional immunity with respect to elements of EFI's claims. A motion for summary judgment based on these indemnification rights disposing of EFI's claims was filed, and the court granted this motion finding the Company immune from suit under the patent after February 22, 1995. In March 1998, EFI and the Company agreed to dismiss their remaining claims against each other pending the outcome of EFI's appeal of this summary judgment finding. Pursuant to this agreement, if the Company prevails on appeal, the remaining claims will be dismissed. On the other hand, if EFI were to prevail on appeal, then EFI could refile its claims and the Company would intend to continue to vigorously defend against such claims and prosecute its own claims against EFI. In such event, neither the Company nor Splash Technology Holdings, Inc.
     would be able to advance the immunity defense ruled on in the summary judgment motion, which would require the Company to defend EFI's claims based upon their merits. EFI filed its notice of appeal on April 7, 1998, each party submitted opening briefs, oral argument was heard in December 1998 and the District Court summary judgement was affirmed by the Federal Circuit Court after the oral argument. No further appeal is expected and in such event, the Company believes the case should be concluded.

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

NOTE 4.  LICENSING OF ASSETS TO KOREA DATA SYSTEMS AMERICA, INC.

              In June 1998, the Company licensed certain technology and assets necessary to conduct its monitor and color publishing business to Korea Data Systems America, Inc. ("KDS"), leaving the Company free to focus on its digital video software business. The brand name and trademark RADIUS was one of the assets so licensed because of its primary association with monitors. In August 1998, the Company amended and restated this license and agreed to sell the licensed assets to KDS pursuant to an asset transfer agreement, subject to certain contingencies at the discretion of KDS. The monitor business has accounted for substantially all of the revenues of the color publishing product line and 55.3% of the Company's revenues during fiscal 1998. Under the license and asset transfer agreement, Radius has transferred (by licensing or by assignment if KDS elects to close the asset transfer agreement) its Radius, Supermac, PressView and certain other trademarks to KDS and has licensed certain intellectual property pertaining to PressView and PrecisionView monitors. The expected value of the transaction is $6.2 million paid or to be paid in installments. As of December 31, 1998, $2.25 million was paid under the amended license and $0.5 million under the original license in June 1998. The remaining amount is payable in installments through October 1999. These installment payment obligations have been pledged to secure a $4.2 million line of credit from Silicon Valley Bank (as of December 31, 1998, the amount available to borrow was $2.8 million). KDS' performance is guaranteed by a Korean corporation and its US affiliate. The agreement is expected to close by June 1999 if contingencies are satisfied. In the interim, Radius has licensed KDS the use of its monitor trademarks and specific technology and expects to wind down its monitor business activities as current supplies of monitors are sold, whether or not the asset purchase agreement is completed. In the event that the asset purchase agreement is not completed, the license agreement will continue as a perpetual license. Radius will continue to use the transferred trademarks and technology until the transition is completed over the next several months and expects to focus on its digital video line of business during this transition period.

              As of December 31, 1998, the remaining balance receivable under the agreement was $3.4 million which is included as note receivable and deferred revenue in the accompanying Consolidated Balance Sheets. The Company will recognize other income under the license agreement as cash is received on the note.

              On December 4, 1998, Radius and KDS supplementally agreed to the sale of certain tangible personal property and the transfer of rights in the Radius Emachines and Colormatch trademarks for $100,000 and other consideration.


NOTE 5.  TECHNOLOGY PURCHASE FROM POST DIGITAL SOFTWARE, INC.

              On November 23, 1998, the Company acquired certain software and other intangible property from Post Digital Software, Inc. for (i) an initial payment of $50,000, (ii) earnout payments equal to at least $50,000 but not exceeding $700,000 based on subsequent sales of the Company's digital video products incorporating such software and (iii) a warrant to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. The warrant is exercisable over a four year period through November 23, 2002. The warrant can be exercised for up to 12,000 shares on May 1, 1999, plus an additional 2,000 shares for each full month that transpires thereafter, up to a total of 50,000 shares. The value of this agreement, as noted below, is included as purchased technology in the accompanying Consolidated Balance Sheet. The technology is being amortized over a three year period and future royalties based on digital video products sold will be expensed as they are incurred.

                Initial purchase price              $  50,000
                Guaranteed earnout                     50,000
                Value assigned to warrant              50,000
                                                    ---------
                    Purchased technology            $ 150,000
                                                    ---------
                                                    ---------

NOTE 6.  TRANSACTIONS WITH SPLASH TECHNOLOGY HOLDINGS, INC.

     ESCROW FUND RELEASE

              In connection with the Company's sale of its Color Server Group to Splash Technology Holdings, Inc. in January 1996, an escrow fund was established to secure certain indemnification obligations. On December 31, 1998, the balance of the escrow fund of $2.2 million was released to the Company as a result of the Federal Circuit Court affirming the summary judgment in favor of the Company in the EFI litigation. See Note 3. The Company used approximately $1.0 million of the proceeds to repay all outstanding indebtedness to Silicon Valley Bank under the working capital line of credit and will use the remaining proceeds to fund future working capital needs.

     SALE OF CERTAIN COLOR PUBLISHING TECHNOLOGY

              On December 4, 1998, the Company agreed to sell certain software and other intangible property associated with its monitor and color publishing business to Splash Technology Holdings, Inc. for $275,000 and other consideration.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

              In June 1997, FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and related Information." This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS 131 will be adopted for the fiscal year ending September 30, 1999.

NOTE 8.  EARNINGS PER SHARE

              Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of employee stock options and warrants using the treasury stock method.

              The following table shows the computation of basic and diluted earnings per share:

                                                                           THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                         ------------------------
                                                                          1998              1997
                                                                         ------            ------
     NUMERATOR:
       Numerator for basic and diluted earnings per share -
       Net income                                                        $2,792            $  261
                                                                         ------            ------
                                                                         ------            ------
     DENOMINATOR:
       Denominator for basic earnings per share - weighted-average
         shares outstanding                                               5,524             5,513

       Effect of dilutive securities:
         Employee stock options                                              39               104
                                                                         ------            ------
       Dilutive potential common shares                                      39               104

       Denominator for diluted earnings per share - adjusted
         weighted-average shares outstanding                              5,563             5,617
                                                                         ------            ------
                                                                         ------            ------
     Basic earnings per share                                            $ 0.50            $ 0.05
                                                                         ------            ------
                                                                         ------            ------
     Diluted earnings per share                                          $ 0.50            $ 0.05
                                                                         ------            ------
                                                                         ------            ------

     For additional disclosure regarding the employee stock options, see Note 4 in the Company's 1998 Form 10-K.

NOTE 9.  COMPREHENSIVE NET INCOME

              As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale-securities to be included in comprehensive income. However, it has no impact on the net income or stockholders' equity as presented in the financial statements.

              The components of comprehensive net income, net of tax, are as follows:

                                                                               THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                             ---------------------
                                                                              1998           1997
                                                                             ------         ------
       Net income                                                            $2,792         $   261
       Unrealized loss on available-for-sale-securities
          (net of reclassification adjustment)                                    -          (9,705)
                                                                             ------         -------
       Comprehensive net income (loss)                                       $2,792         $(9,444)
                                                                             ------         -------
                                                                             ------         -------

NOTE 10.  SUBSEQUENT EVENTS

              OPERATING LEASE

              The Company has signed an operating lease for 460 East Middlefield Road, Mountain View, California 94043, for a period of three years beginning April 15, 1999, with an option to extend the lease for an additional two years. The base rent will be $25,000 per month the first year, $27,500 the second year and $30,000 for years three through five, if extended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Statements indicating that the Company or management "intends", "plans", "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this discussion and other sections of this Form 10-Q. Such factors include, but are not limited to: the Company's ability to achieve profitability; receipt of timely installment payments from KDS; the Company's ability to repay any amounts it may borrow from Silicon Valley Bank; the Company's ability to successfully conclude its litigation with IE and Splash shareholders; the success of the Company's digital video software products on which the Company expects to be substantially dependent; the success of the Apple Macintosh computer line and operating system, the success of Apple, as well as the Company's ability to compete successfully with Apple in its markets, including the non linear digital video editing software market; the success of Apple's Quicktime technology for Windows; favorable licensing terms for Quicktime from Apple; the Company's ability to successfully develop, introduce and market new software products, including products for the Windows operating system, to keep pace with technological innovation, particularly in light of its limited financial resources; the Company's ability to compete in the digital video software market, including with Apple; the ability of the Company's manufacturers and suppliers to deliver components and manufacture the Company's products; the Company's ability to achieve Year 2000 readiness in our business operations and our dealings with significant third parties; the Company's reliance on international sales and its new distributor arrangements with respect to Europe and Japan; and the Company's ability to attract and retain its key personnel.

Each forward-looking statement should be read in conjunction with the entire consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report, with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results," and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, including, but not limited to, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations."

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

         Historically, substantially all of the Company's products have been designed for and sold to users of Macintosh computer products (the "Macintosh") manufactured by Apple Computer, Inc. ("Apple") as Apple products have been the preferred platform in the Company's target markets. During fiscal 1998, the Company added cross platform (Windows and Macintosh) capabilities to many of the Company's products in order to market these products to users of the Windows operating system. In the fourth quarter of fiscal 1998, 27% of unit sales were made to Macintosh-only users, 43% were made to Windows-only users, and 30% were made to cross-platform users. This compares to 23% of unit sales to Macintosh-only users, 39% of unit sales to Windows-only users and 38% of unit sales to cross-platform users in the first quarter of fiscal 1999.

         As shown in the accompanying consolidated financial statements, the Company has incurred substantial operating losses. During fiscal 1997 and 1998, management implemented a number of actions to address its cash flow and operating issues including; refocusing its efforts on providing solutions for digital video customers; discontinuing sales of mass market and other low value added products; divesting a number of businesses and product lines, including most recently the agreement for the sale and related license of significant assets of its monitor business to Korea Data Systems America, Inc. ("KDS"); significantly reducing expenses and headcount; and reducing its lease obligations given its reduced occupancy requirements. There can be no assurance that these measures will be sufficient to allow the Company to achieve profitability. As of December 31, 1998, the Company had a working capital deficit of $2.5 million. The Company intends to finance its working capital needs through cash generated by operations and borrowings under a working capital line of credit with Silicon Valley Bank. The Company may need to further reduce its operating expenses or seek additional sources of working capital if software product sales do not increase at the rate assumed in the Company's current operating plans.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).

                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                       1998               1997
                                                                      -------           ---------

         Total net sales                                               100.0%            100.0%
         Cost of sales                                                  39.2              64.9
                                                                      ------            ------
              Gross profit                                              60.8              35.1
                                                                      ------            ------
         Operating expenses:
           Research and development                                     26.6               8.9
           Selling, general and administrative                          64.7              37.8
                                                                      ------            ------
              Total operating expenses                                  91.3              46.7
                                                                      ------            ------
         Loss from operations                                          (30.5)            (11.6)
         Other income (expense), net                                   142.6              19.4
         Interest expense                                               (2.1)             (3.1)
                                                                      ------            ------
         Income before income taxes                                    110.0               4.7
                                                                      ------            ------

         Provision for income taxes                                      0.0               0.0
                                                                      ------            ------

         Net income                                                    110.0%              4.7%
                                                                      ------            ------
                                                                      ------            ------

NET SALES

         The Company's total net sales decreased 54.2% to $2.5 million in the first quarter of fiscal 1999 from $5.5 million for the same quarter in fiscal 1998. The decline is due primarily to the following factors: the Company's decision to refocus its efforts on its digital video software product lines while discontinuing the development of its color publishing, accelerated color graphics products and its DOS on Mac products; a decline in the sales of its color publishing products due to the agreement for the license of significant assets of its monitor business to KDS; and reduced commissions paid by its international distributors due to the Company's change in product focus.

         As a result of the KDS transaction, the Company anticipates significantly lower overall net sales in the immediate future as compared to net sales in fiscal 1998. Future sales will be predominately attributable to sales of software products since the Company's digital video product line is primarily software. Net sales for the first quarter of fiscal 1999 increased $1.3 million from the $1.2 million for the fourth quarter of fiscal 1998 ended September 30, 1998. Shipments of digital video products were $2.4 million, an increase of 233% from the previous quarter. There can be no assurance that sales of these software products will continue to increase or that they will increase to a sufficient extent to offset the anticipated decline in hardware sales. Revenue recognition related to software product sales is as follows: Revenue from the sale of software, net of estimated returns, is recognized upon either shipment of the physical product or delivery of electronic product, at which time, collectibility is probable and the Company has no remaining obligations.

         Sales to Ingram Micro, Truevision and Canon U.S.A., Inc. accounted for 27.9%, 16.5% and 12.8% of net sales for the first quarter of fiscal 1999, respectively. For the corresponding period of fiscal 1998, the same customers accounted for 61.0%, 0.0% and 0.0% of the Company's net sales.

GROSS PROFIT

         The Company's gross profit margin was 60.8% and 35.1% for the first quarter of fiscal 1999 and 1998, respectively, and 48.7% for the fourth quarter of fiscal 1999. The increase in gross profit margin for the three month period ended December 31, 1998 was due primarily to increased sales of higher gross margin digital video software products.

         The Company anticipates the gross profit margins will be higher in the future due to the Company's decision to refocus its business on higher margin digital video software products. Additionally, the Company is taking further steps to reduce product costs and control expenses. However, there can be no assurance that the Company's gross margins will improve or remain at current levels.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased to $0.7 million or 26.6% of net sales in the first quarter of fiscal 1999 from $0.5 million or 8.9% of net sales in the same quarter of fiscal 1998. Included in the research and development expenses for the first quarter of fiscal 1998 are reimbursements for the outplacement of some of the Company's engineers in October 1997. Excluding these funds, the research and development expenses would have been $0.8 million or 15.2% of net sales. The Company expects that decreases in its research and development expenses due to the KDS transaction will be offset by increases in the expenses for the digital video product line and therefore, expects to devote approximately $3.0 million to research and development during the entire fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased to $1.6 million or 64.7% of net sales in the first quarter of fiscal 1999 from $2.1 million or 37.8% of net sales in the same quarter of fiscal 1998. The Company decreased its selling, general and administrative expenses primarily by reducing expenses related to headcount resulting from the efforts to refocus its business. The increase in selling, general and administrative expenses expressed as a percentage of sales is due to the decrease in net sales from the first quarter of fiscal 1998. Although the Company expects selling, general and administrative expenses to increase gradually over time, the Company does not expect them to approach historical levels in absolute amount.

OTHER INCOME (EXPENSE), NET

         Other income was $3.6 million and $1.1 million for the three month period ended December 31, 1998 and 1997, respectively. Other income in the first quarter of fiscal 1999 resulted from the release of $2.2 million from escrow related to the 1996 divestiture of the Color Server Group, $1.0 million in income from KDS and $0.4 million for the license of intellectual property unrelated to the digital video business. In the first quarter of fiscal 1998, other income resulted from the sale of 40,000 shares of Splash Common Stock.

INTEREST EXPENSE

         Interest expense declined to $54,000 in the first quarter of fiscal 1999 from $173,000 in the same quarter of fiscal 1998. This decrease was due to lower average borrowings primarily as a result of the repayment of the working capital line of credit to IBM Credit offset by amounts outstanding under Silicon Valley Bank working capital line of credit.

NET PROFIT

         As a result of the above factors, the Company had a net income of $2.8 million for the first quarter of fiscal 1999 as compared to a net income of $0.3 million in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents increased to $1.6 million at December 31, 1998, as compared with $0.6 million for the same quarter in fiscal 1998. Approximately $0.1 million of the $1.6 million of cash and cash equivalents available at December 31, 1998 was restricted under a letter of credit.

         As of December 31, 1998, the Company's total assets had increased to $6.9 million from $6.6 million on September 30, 1998. However, the Company had a working capital deficit of $2.5 million. The increase in the Company's cash and cash equivalents, and total assets during the first quarter of fiscal 1999 was primarily attributable to funds received from the Splash escrow and income from the license agreement with KDS which was offset by funding of operating losses of the Company.

         Under the license and asset transfer agreement with KDS, Radius has transferred (by licensing or by assignment if KDS elects to close the asset transfer agreement) its Radius, Supermac, PressView and certain other trademarks to KDS and has licensed certain intellectual property pertaining to PressView and PrecisionView monitors. The expected value of the transaction is $6.2 million which is payable in installments. As of December 31, 1998, $2.25 million was paid under the amended license and $0.5 million under the original license in June 1998. The remaining amount is payable in installments through October 1999. KDS' performance is guaranteed by a Korean corporation and its US affiliate. The asset transfer agreement is expected to close by June 1999, if contingencies are satisfied. These installment payment obligations have been pledged to secure a $4.2 million line of credit from Silicon Valley Bank. There can be no assurance that the closing will occur or that installment payments under the license will be timely made.

         The Company believes that the cash flows from KDS, results of operations and other sources of financing will be sufficient to fund operations for at least the remainder of this fiscal year. However, there can be no assurances that the sale of software products will continue to increase to a sufficient extent to offset the loss of revenues and gross margin from the monitor business or that the installment payments will be timely made. The Company may need to further reduce its operating expenses or seek additional sources of working capital if software product sales do not increase at the rate assumed in the Company's current operating plans. The Company and its management believes that it can further reduce such operating expenses, if necessary, and that other sources of financing will be available.

         The Company's principal sources of liquidity currently are cash generated by operations, if any, and up to $4.2 million working capital line of credit provided by Silicon Valley Bank which is secured by the installment payment obligations of the KDS transaction. Under the terms of the $4.2 million working capital line of credit, the amount available to borrow will be decreased by eighty percent of the payments made by KDS, since the borrowing base under the working capital line of credit is eighty percent of the unpaid balance of KDS' installment obligations. As the borrowing base is dependent on the continued payment of monthly installments, there can be no assurance that it will be sufficient to allow the Company to borrow up to the full amount of the working capital line of credit. As of December 31, 1998, the amount available to borrow was $2.8 million. Interest is paid at the rate of 1.25% per month of 125% of the average daily outstanding balance of the loan. In addition, a one time administrative fee of 0.50% of 125% of each advance amount is also paid to Silicon Valley Bank. As of December 31, 1998, the Company had borrowed $0.2 million against the working capital line of credit. With the proceeds from the release of the $2.2 million from the escrow related to the divestiture of the Color Server Group, the Company repaid all outstanding debt to Silicon Valley Bank in January, 1999. However, the associated working capital line of credit remains in effect.

         The Company anticipates that it will not have significant cash available for expenditures other than for its ordinary course of business operating expenses. Although the Company has achieved current trade terms with its critical vendors, certain suppliers may put the Company on a cash or prepay basis and/or require the Company to provide security for their risk in procuring components or reserving manufacturing time. In the event the Company were unable to generate sufficient net sales or if the Company incurs unforeseen operating expenses, it may not be able to meet its operating expenses without additional financing.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

         A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following factors: the Company's ability to achieve profitability; receipt of timely installment payments from KDS; the Company's ability to repay any amounts it may borrow from Silicon Valley Bank; the Company's ability to successfully conclude its litigation with IE and Splash shareholders; the success of the Company's digital video software products on which the Company expects to be substantially dependent; the success of the Apple Macintosh computer line and operating system, the success of Apple, as well as the Company's ability to compete successfully with Apple in its markets, including the non linear digital video editing software market; the success of Apple's Quicktime technology for Windows; favorable licensing terms for Quicktime from Apple; the Company's ability to successfully develop, introduce and market new software products, including products for the Windows operating system, to keep pace with technological innovation, particularly in light of its limited financial resources; the Company's ability to compete in the digital video software market, including with Apple; the ability of the Company's manufacturers and suppliers to deliver components and manufacture the Company's products; the Company's ability to achieve Year 2000 readiness in our business operations and our dealings with significant third parties; the Company's reliance on international sales and its new distributor arrangements with respect to Europe and Japan; the Company's ability to attract and retain its key personnel; and the risk factors identified from the Company's Form 10-K for the fiscal year ended September 30, 1998.

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

         The Company is approximately 50% through the remediation phase with respect to its information management and accounting systems and expects to complete software and hardware replacement no later than September 30, 1999. Once the software and hardware is replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. The Company has completed 50% of its testing. Completion of the testing phase for all significant software systems was completed as of January 31, 1999, with all remediated systems to be fully tested and implemented by December 31, 1999.

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

         The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 compliance. The total future cost of the Year 2000 compliance is estimated at $200,000 to $600,000 and is being funded through net cash flows or capital leases. Some of these expenditures were likely to have been made in the ordinary course of upgrading and replacing obsolete systems without regard to the Y2K Issue. Through the first quarter of fiscal 1999, the Company has incurred less than $100,000 related to all phases of the Year 2000 project and $100,000 has been budgeted for fiscal 1999, under the assumption that most of the new system cost will be funded via leasing.

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

         The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies. All of the Company's production, shipping, purchasing, billing and inventory functions could be accomplished via outsource vendors that are currently readily available, although there can be no assurance that such vendors will be available on reasonable terms as the millennium approaches.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 3 to Consolidated Financial Statements - Commitments and Contingencies.


ITEM 5.  OTHER INFORMATION

Possible Delisting from Nasdaq SmallCap Market.

         As of December 31, 1998, the Company had assets of $6.9 million and total liabilities of $9.1 million and therefore had net tangible assets of $(2.2 million). In order for the Company's Common Stock to continue to be listed on the Nasdaq SmallCap Market, the Company will be required to maintain net tangible assets of at least $2.0 million, or must have net income in its most recently completed fiscal year or in two of the three prior fiscal years. The Company had net income in fiscal years 1997 and 1998. However, in the event that the Company does not increase its net tangible assets to greater than $2.0 million, the Company's Common Stock would be subject to delisting if it also failed to achieve net income for its current fiscal year.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

The following exhibits are filed with this Quarterly Report:

10.01 Lease Agreement by and between Registrant and Eliane Ortuno, Trustee, Donald T. Kitts Trust dated January 8, 1999. (460 East Middlefield Road, Mountain View, California offices).

27.01      Financial Data Schedule (EDGAR version only).

(b)  Reports on Form 8-K
     -------------------

     No report on Form 8-K was filed during the three months ended December 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  February 12, 1999                   RADIUS INC.


                                            By:/s/
                                               --------------------------------
                                                Edwin Silliman
                                                Interim Chief Financial Officer