Form 10-Q
period 1999-04-03
DIGITAL ORIGIN INC
filed 1999-05-17
CIK 805574

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _______.

                         COMMISSION FILE NUMBER: 0-18690

                              DIGITAL ORIGIN, INC.
                             (FORMERLY RADIUS INC.)
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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON MAY 12, 1999 WAS 5,534,936.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              DIGITAL ORIGIN, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                  PAGE
------------------------------                                                                  ----
Item 1.    Financial Statements

                Consolidated Balance Sheets at March 31, 1999 (unaudited) and
                September 30, 1998                                                                3

                Consolidated Statements of Operations for the Three and Six Months Ended
                March 31, 1999 and 1998 (unaudited)                                               4

                Consolidated Statements of Cash Flows for the Six Months Ended
                March 31, 1999 and 1998 (unaudited)                                               5

                Notes to Consolidated Financial Statements                                        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                         11


PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                                                     17

Item 4.    Submission of Matters to a Vote of Security Holders                                   17

Item 5.    Other Information                                                                     18

Item 6.    Exhibits and Reports on Form 8-K                                                      19


SIGNATURES                                                                                       19
----------

PART 1.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              DIGITAL ORIGIN, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        MARCH 31,         SEPTEMBER 30,
                                                                          1999              1998 (1)
                                                                        ----------        -------------
                                                                        (unaudited)
ASSETS:
Current assets:
   Cash                                                                 $   1,814           $     600
   Accounts receivable, net                                                   871                 364
   Note receivable from Korea Data Systems America, Inc.                    2,400               4,500
   Inventories                                                                408                 803
   Prepaid expenses and other current assets                                   65                 156
                                                                        ---------           ---------
           Total current assets                                             5,558               6,423
Property and equipment, net                                                    64                 133
Purchased technology                                                          150                  --
                                                                        ---------           ---------
                                                                        $   5,772           $   6,556
                                                                        =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY (Net capital deficiency):
Current liabilities:
   Accounts payable                                                     $   1,728           $   1,971
   Accrued payroll and related expenses                                       446                 324
   Other accrued liabilities                                                1,169               2,069
   Deferred income                                                          2,461               4,833
   Accrued income taxes                                                     1,101               1,102
   Short-term borrowings                                                       --               1,340
                                                                        ---------           ---------
           Total current liabilities                                        6,905              11,639


Shareholders' equity (Net capital deficiency):
   Common stock                                                           169,177             169,102
   Accumulated deficit                                                   (170,310)           (174,185)
                                                                        ---------           ---------
           Total shareholders' equity (Net capital deficiency)             (1,133)             (5,083)
                                                                        ---------           ---------
                                                                        $   5,772           $   6,556
                                                                        =========           =========


(1) The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                             See accompanying notes.

                              DIGITAL ORIGIN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                   MARCH 31,                                MARCH 31,
                                                         ----------------------------          -------------------------------
                                                            1999              1998                 1999               1998
                                                          --------          --------             --------            -------
Net sales                                                $    2,919        $    4,584          $     5,417        $      9,691
Commissions and royalties                                        10               431                   50                 864
                                                         ----------        ----------          -----------        ------------
           Total net sales                                    2,929             5,015                5,467              10,555

Cost of sales                                                 1,116             3,463                2,110               7,060
                                                         ----------        ----------          -----------        ------------
           Gross profit                                       1,813             1,552                3,357               3,495
                                                         ----------        ----------          -----------        ------------

Operating expenses:
   Research and development                                     613               820                1,289               1,314
   Selling, general and administrative                        1,750             1,719                3,392               3,813
                                                         ----------        ----------          -----------        ------------
           Total operating expenses                           2,363             2,539                4,681               5,127
                                                         ----------        ----------          -----------        ------------

Loss from operations                                           (550)             (987)              (1,324)             (1,632)

Other income, net                                             1,634             4,417                5,254               5,496
Interest expense                                                 (1)             (165)                 (55)               (338)
                                                         -----------       -----------         ------------       -------------
Income before income taxes                                    1,083             3,265                3,875               3,526

Provision for income taxes                                        -                 -                    -                   -
                                                         ----------        ----------          -----------        ------------

Net income                                               $    1,083        $    3,265          $     3,875        $      3,526
                                                         ==========        ==========          ===========        ============

Net income per share:

   Basic net income per share                            $    0.20         $    0.59           $     0.70         $      0.64
                                                         =========         =========           ==========         ===========

   Diluted net income per share                          $    0.19         $    0.59           $     0.69         $      0.63
                                                         =========         =========           ==========         ===========

Shares used in per share computations:

   Shares used in computing basic net
      income per share                                        5,525             5,514                5,525               5,513
                                                         ==========        ==========          ===========        ============

   Shares used in computing diluted net
      income per share                                        5,722             5,534                5,643               5,575
                                                         ==========        ==========          ===========        ============



                             See accompanying notes.

                              DIGITAL ORIGIN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (in thousands, unaudited)

                                                                                              SIX MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         --------------------------
                                                                                           1999             1998
                                                                                         ---------        ---------
Cash flows from operating activities:
   Net income                                                                             $ 3,875           $ 3,526
   Adjustments to reconcile net income to net cash used in
      operating activities:
      Depreciation and amortization                                                            69                82
      Gain on the sale of Splash Common Stock                                                --              (5,345)
      Gain on the sale of the Color Server Group and other assets to Splash                (2,485)             --
      Gain on the monitor license and sale of other assets to KDS                          (2,135)             --
     (Increase) decrease in assets:
        Accounts receivable                                                                  (507)             (202)
        Note receivable                                                                     2,100              --
        Inventories                                                                           395               197
        Prepaid expenses and other current assets                                              91                53
      Increase (decrease) in liabilities:
        Accounts payable                                                                     (243)                1
        Accrued payroll and related expenses                                                  122              (698)
        Other accrued liabilities                                                            (900)             (762)
        Deferred income                                                                    (2,372)             --
        Accrued restructuring costs                                                          --                (827)
        Accrued income taxes                                                                   (1)               16
                                                                                          -------           -------
        Total adjustments                                                                  (5,866)           (7,485)
                                                                                          -------           -------
           Net cash used in operating activities                                           (1,991)           (3,959)

Cash flows from investing activities:
   Other assets                                                                              (150)               (1)
   Net proceeds from the sale of Splash Common Stock                                         --               4,235
   Net proceeds on the sale of the Color Server Group and other assets to Splash            2,485              --
   Net proceeds from the monitor license and sale of other assets to KDS                    2,135              --
                                                                                          -------           -------
           Net cash provided by investing activities                                        4,470             4,234

Cash flows from financing activities:
   Short-term borrowings, net                                                              (1,340)             (267)
   Principal payments of long-term debt and capital leases                                   --                (273)
   Issuance of common stock                                                                    75                31
                                                                                          -------           -------
           Net cash used in financing activities                                           (1,265)             (509)
                                                                                          -------           -------
Net increase (decrease) in cash and cash equivalents                                        1,214              (234)
Cash and cash equivalents, beginning of period                                                600               773
                                                                                          -------           -------
Cash and cash equivalents, end of period                                                  $ 1,814           $   539
                                                                                          =======           =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                            $    55           $   324
                                                                                          =======           =======
      Income taxes                                                                        $     1           $     3
                                                                                          =======           =======
   Non-cash investing activity:
      Receivable from sale of shares of Splash Technology Holdings, Inc.                  $  --             $ 1,110
                                                                                          =======           =======

                             See accompanying notes.

                              DIGITAL ORIGIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial statements of Digital Origin, Inc. ("Digital Origin" or the "Company") as of March 31, 1999 and for the three and six months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns and bad debts and the length of product life cycles. Actual results may differ from management's estimates. Results for the three and six months ended March 31, 1999 will not necessarily indicate the results to be expected for the fiscal year ending September 30, 1999 or any other future period. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

         For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

NOTE 2.  INVENTORIES

         Inventories, stated at the lower of cost or market, consist of (in thousands):

                                                 MARCH 31,              SEPTEMBER 30,
                                                   1999                     1998
                                               -----------             -------------
                                               (unaudited)
         Raw materials                          $       2                $       20
         Work in process                              128                       238
         Finished goods                               278                       545
                                                ---------                ----------
                                                $     408                $      803
                                                =========                ==========

NOTE 3.  COMMITMENTS AND CONTINGENCIES

         (a) On January 13, 1999 and January 28, 1999, the Company and one of its directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. ("Splash"), various directors and executives of Splash and certain selling shareholders of Splash. The suits were filed in the United States District Court in Northern District of California and have been consolidated and captioned IN RE SPLASH TECHNOLOGY HOLDINGS INC. SECURITIES LITIGATION (Master File No. C99-0109 SBA). The law firm of Milberg Weiss Bershad Hynes & Lerach LLP has been designated lead counsel for the eight lead plaintiffs.

         The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash's business, finances and future business prospects in order to artificially inflate the price of Splash Common Stock. The complaint does not identify any statements alleged to have been made by either Digital Origin or Charles Berger. The complaint further alleges that Digital Origin (then Radius Inc.) engaged in a scheme to artificially inflate the price of Splash Common Stock to reap a large return on the sale of the Common Stock in order to pay off the Company's substantial debt. Digital Origin and Charles Berger vigorously deny all allegations of wrongdoing and intend to aggressively defend themselves in these matters. Defendants intend to file a motion to dismiss the action on June 11, 1999 with a hearing on that motion scheduled for October 19, 1999.

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

NOTE 4.  LICENSING OF ASSETS TO KOREA DATA SYSTEMS AMERICA, INC.

         In June 1998, the Company licensed certain technology and assets necessary to conduct its monitor and color publishing business to Korea Data Systems America, Inc. ("KDS"), leaving the Company free to focus on its digital video software business. The brand name and trademark RADIUS was one of the assets so licensed because of its primary association with monitors. In August 1998, the Company amended and restated this license and agreed to sell the licensed assets to KDS pursuant to an asset transfer agreement, subject to certain contingencies at the discretion of KDS. The monitor business has accounted for substantially all of the revenues of the color publishing product line and 55.3% of the Company's revenues during fiscal 1998. Under the license and asset transfer agreement, the Company has transferred (by licensing or by assignment if KDS elects to close the asset transfer agreement) its Radius, Supermac, PressView and certain other trademarks to KDS and has licensed certain intellectual property pertaining to PressView and PrecisionView monitors. The expected value of the transaction is $6.2 million to be paid in installments. As of March 31, 1999, $3.3 million was paid under the amended license and $0.5 million under the original license in June 1998. The remaining amount is payable in installments through October 1999. These installment payment obligations have been pledged to secure a line of credit from Silicon Valley Bank (as of March 31, 1999, the amount available to borrow was $1.9 million). KDS' performance on the note is guaranteed by a Korean corporation and its US affiliate. The agreement is expected to close by June 1999 if contingencies are satisfied. In the interim, the Company has licensed KDS the use of its monitor trademarks and specific technology and expects to wind down its monitor business activities as current supplies of monitors are sold, whether or not the asset purchase agreement is completed. In the event that the asset purchase agreement is not completed, the license agreement will continue as a perpetual license. Digital Origin will continue to use the transferred trademarks and technology until the transition is completed over the next several months and expects to focus on its digital video line of business during this transition period and for the foreseeable future.

         As of March 31, 1999, the remaining balance receivable under the agreement was $2.4 million, which is included as note receivable and deferred revenue in the accompanying Consolidated Balance Sheets. The Company will recognize other income under the license agreement as cash is received on the note.

         On December 4, 1998, the Company and KDS supplementally agreed to the sale of certain tangible personal property and the transfer of rights in the Radius Emachines and Colormatch trademarks for $100,000 and other consideration.


NOTE 5.  TECHNOLOGY PURCHASE FROM POST DIGITAL SOFTWARE, INC.

         On November 23, 1998, the Company acquired certain software and other intangible property from Post Digital Software, Inc. for (i) an initial payment of $50,000, (ii) earnout payments equal to at least $50,000 but not exceeding $700,000 based on subsequent sales of the Company's digital video products incorporating such software and (iii) a warrant to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. The warrant is non-forfeitable and exercisable over a four year period through November 23, 2002. The warrant can be exercised for up to 12,000 shares on May 1, 1999, plus an additional 2,000 shares for each full month that transpires thereafter, up to a total of 50,000 shares. The value of this agreement, as noted below, is included as purchased technology in the accompanying Consolidated Balance Sheet. The technology is being amortized over a three year period and future royalties based on digital video products sold will be expensed as they are incurred.


                       Initial purchase price                    $    50,000
                       Guaranteed earnout                             50,000
                       Value assigned to warrant                      50,000
                                                                 -----------
                            Purchased technology                 $   150,000
                                                                 ===========

NOTE 6.  TRANSACTIONS WITH SPLASH TECHNOLOGY HOLDINGS, INC.

    ESCROW FUND RELEASE

         In connection with the Company's sale of its Color Server Group to Splash Technology Holdings, Inc. in January 1996, an escrow fund was established to secure certain indemnification obligations. On December 31, 1998, the balance of the escrow fund of approximately $2.2 million was released to the Company as a result of the Federal Circuit Court affirming the summary judgment in favor of the Company in the EFI litigation. The Company used approximately $1.0 million of the proceeds to repay all outstanding indebtedness to Silicon Valley Bank under the working capital line of credit and will use the remaining proceeds to fund future working capital needs.

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

         In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which amends SOP 97-2 and supersedes SOP 98-4. The Company will adopt SOP 98-9 in fiscal 2000, with the exception of certain provisions of this SOP that extend the deferral of the application of certain provisions of SOP 97-2 which were effective December 15, 1998. The adoption of SOP 98-9 is not expected to have a significant impact on the Company.

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

         The following table shows the computation of basic and diluted earnings per share:


                                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                    MARCH 31,                        MARCH 31,
                                                                          ----------------------------     ------------------------
                                                                             1999             1998            1999          1998
                                                                          ----------     -------------     ----------    ----------
                                                                                   (in thousands, except per share data)
NUMERATOR:
   Numerator for basic and diluted earnings per share
   Net income                                                             $   1,083      $    3,265        $   3,875     $    3,526
                                                                          =========      ==========        =========     ==========

DENOMINATOR:
   Denominator for basic earnings per share - weighted-average
      shares outstanding                                                      5,525           5,514            5,525          5,513

   Effect of dilutive securities:
      Employee stock options                                                    147              20               93             62
      Warrants                                                                   50               -               25              -
                                                                          ---------      ----------        ---------     ----------
   Dilutive potential common shares                                             197              20              118             62

   Denominator for diluted earnings per share - adjusted
      weighted-average shares outstanding                                     5,722           5,534            5,643          5,575
                                                                          =========      ==========        =========     ==========

Basic earnings per share                                                  $    0.20      $     0.59        $    0.70     $     0.64
                                                                          =========      ==========        =========     ==========

Diluted earnings per share                                                $    0.19      $     0.59        $    0.69     $     0.63
                                                                          =========      ==========        =========     ==========


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

         The components of comprehensive net income, net of tax, are as follows:


                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          MARCH 31,                        MARCH 31,
                                                                ----------------------------     --------------------------
                                                                   1999             1998            1999            1998
                                                                ----------     -------------     ----------    ------------
Net income                                                      $   1,083      $    3,265        $   3,875     $     3,526
   Unrealized loss on available-for-sale-securities
     (net of reclassification adjustment)                               -          (1,615)               -         (11,320)
                                                                ---------      -----------       ---------     ------------
Comprehensive net income (loss)                                 $   1,083      $    1,650        $   3,875     $    (7,794)
                                                                =========      ==========        =========     ============

NOTE 10. OPERATING LEASE

         The Company has signed an operating lease for its headquarters in Mountain View, California, for a period of three years beginning April 15, 1999, with an option to extend the lease for an additional two years. The base rent will be $25,000 per month the first year, $27,500 the second year and $30,000 for years three through five, if extended.

NOTE 11. 1999 EMPLOYEE STOCK PURCHASE PLAN

         The Company's Employee Stock Purchase Plan allows eligible employee participants to purchase shares of the Company's common stock at a discount through payroll deductions. Employees purchase shares at 85% of the market value at either the beginning of the offering period or the end of the purchase period, whichever price is lower. The plan consists of one year offering periods with two six-month purchase periods in each offering period. The Company has reserved 137,500 shares of its common stock for issuance under the plan.

NOTE 12. SUBSEQUENT EVENT

         On May 17, 1999, the Company completed the sale of its monitor and color publishing business to Korea Data Systems America, Inc. See Note 4. In connection with this transaction, the Company received the sum of $1,000,000 which represents the final three installment payments on the note related to the license agreement. As of May 17, 1999, the balance due on the note was $700,000 payable through July 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Statements indicating that the Company or management "intends", "plans", "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this discussion and other sections of this Form 10-Q. Such factors include, but are not limited to: the Company's ability to achieve profitability; receipt of timely installment payments from KDS; the Company's ability to repay any amounts it may borrow from Silicon Valley Bank; the Company's ability to successfully conclude its litigation with Intelligent Electronics, Inc. and Splash shareholders; the success of the Company's digital video software products; the success of the Apple Macintosh computer line and operating system, the success of Apple, as well as the Company's ability to compete successfully with Apple in its markets, including the non linear digital video editing software market; the success of Apple's Quicktime technology for Windows; favorable licensing terms for Quicktime from Apple; the Company's reliance on Adobe Systems for products which are bundled with the Company's products; the Company's ability to successfully develop, introduce and market new software products, including products for the Windows operating system, to keep pace with technological innovation, particularly in light of its limited financial resources; the Company's ability to compete in the digital video software market, including with Apple; the ability of the Company's manufacturers and suppliers to deliver components and manufacture the Company's products; the Company's ability to achieve Year 2000 readiness in its business operations and its dealings with significant third parties; the Company's reliance on international sales and its new distributor arrangements with respect to Europe and Japan; and the Company's ability to attract and retain its key personnel.

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

           Historically, substantially all of the Company's products have been designed for and sold to users of Macintosh computer products (the "Macintosh") manufactured by Apple Computer, Inc. ("Apple") as Apple products have been the preferred platform in the Company's target markets. During fiscal 1998, the Company added cross platform (Windows and Macintosh) capabilities to many of the Company's products in order to market these products to users of the Windows operating system. In the fourth quarter of fiscal 1998, 30% of unit sales were made to cross-platform users. This compares to 38% and 60% of unit sales to cross-platform users in the first and second quarter of fiscal 1999, respectively.

           As shown in the accompanying consolidated financial statements, the Company has incurred substantial operating losses. During fiscal 1997 and 1998, management implemented a number of actions to address its cash flow and operating issues including; refocusing its efforts on providing solutions for digital video customers; discontinuing sales of mass market and other low value added products; divesting a number of businesses and product lines, including most recently the agreement for the sale and related license of significant assets of its monitor business to Korea Data Systems America, Inc. ("KDS"); significantly reducing expenses and headcount; and reducing its lease obligations given its reduced occupancy requirements. There can be no assurance that these measures will be sufficient to allow the Company to achieve profitability. As of March 31, 1999, the Company had a working capital deficit of $1.3 million. The Company intends to finance its working capital needs through cash generated by operations and borrowings under a working capital line of credit with Silicon Valley Bank.
The Company may need to further reduce its operating expenses or seek additional sources of working capital if software product sales do not increase at the rate assumed in the Company's current operating plans.

RESULTS OF OPERATIONS

           The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       MARCH 31,                        MARCH 31,

                                                 1999              1998            1999             1998
                                                 ----              ----            ----             ----
Net sales                                        100.0%           100.0%           100.0%           100.0%
Cost of sales                                     38.1             69.1             38.6             66.9
                                                 -----            -----            -----            -----
     Gross profit                                 61.9             30.9             61.4             33.1
                                                 -----            -----            -----            -----
Operating expenses:
  Research and development                        20.9             16.3             23.6             12.5
  Selling, general and administrative             59.8             34.3             62.0             36.1
                                                 -----            -----            -----            -----
     Total operating expenses                     80.7             50.6             85.6             48.6
                                                 -----            -----            -----            -----
Loss from operations                             (18.8)           (19.7)           (24.2)           (15.5)
Other income, net                                 55.8             88.1             96.1             52.1
Interest Expense                                   0.0             (3.3)            (1.0)            (3.2)
                                                 -----            -----            -----            -----
Income before income taxes                        37.0             65.1             70.9             33.4

Provision for income taxes                         0.0              0.0              0.0              0.0
                                                 -----            -----            -----            -----

Net income                                        37.0%            65.1%            70.9%            33.4%
                                                 =====            =====            =====            =====


NET SALES

           The Company's total net sales decreased 41.6% to $2.9 million in the second quarter of fiscal 1999 from $5.0 million for the same quarter in fiscal 1998. Net sales for the first six months of fiscal 1999 decreased 48.2% to $5.5 million from $10.6 in the same period of fiscal 1998. The decline is due primarily to the following factors: the Company's decision to refocus its efforts on its digital video software product lines while discontinuing the development of its color publishing and accelerated color graphics products; a decline in the sales of its color publishing products due to the agreement for the license of significant assets of its monitor business to KDS; and reduced commissions paid by its international distributors due to the Company's change in product focus.

           As a result of the KDS transaction, the Company anticipates lower overall net sales in the immediate future as compared to net sales in fiscal 1998. Future sales will be predominately attributable to sales of software products since the Company's digital video product line is primarily software. Shipments of digital video products in the three month period ended March 31, 1999 were $2.8 million, an increase of 20% from the first quarter of fiscal 1999 and represented approximately 96.8% of net revenue. There can be no assurance that sales of these software products will continue to increase or that they will increase to a sufficient extent to offset the anticipated decline in hardware sales. The Company also experienced continued growth in direct and on-line sales, which represented 15% of net revenue in the second quarter of fiscal 1999 as compared with 12% of net revenue in the previous quarter. Revenue recognition related to software product sales is as follows: revenue from the sale of software, net of estimated returns, is recognized upon either shipment of the physical product or delivery of electronic product, at which time collectibility is probable and the Company has no remaining obligations.

           Sales to Ingram Micro, Canon U.S.A., Inc. and Radius KK accounted for 23.2%, 19.5% and 16.3% of net sales for the second quarter of fiscal 1999, respectively. For the corresponding period of fiscal 1998, the same customers accounted for 48.8%, 0.0% and 9.1% of the Company's net sales. For the six month period of fiscal 1999, Ingram Micro,

Canon U.S.A., Inc. and Radius KK accounted for 25.4%, 16.4% and 11.6%, respectively, as compared to 55.2%, 0.0% and 5.3% for the corresponding period of fiscal 1998.

GROSS PROFIT

           The Company's gross profit margin was 61.9% and 61.4% for the three and six month periods ended March 31, 1999, respectively, compared with 30.9% and 33.1% for the same periods in fiscal 1998. The increase in gross profit margin in fiscal 1999 was due primarily to increased sales of higher gross margin digital video software products. The gross profit margin for the three and six month periods ended March 31, 1998 reflects the sales of discontinued accelerated graphics and DOS on Mac products at very low profit margins. Excluding these products the gross profit margin would have been 38.7% and 38.9%, respectively.

           The Company anticipates the gross profit margins will be higher in fiscal 1999 as compared to the gross profit margins in fiscal 1998 due to the Company's decision to refocus its business on higher margin digital video software products. Additionally, the Company is taking further steps to reduce product costs and control expenses. However, there can be no assurance that the Company's gross margins will improve or remain at current levels.

RESEARCH AND DEVELOPMENT EXPENSES

           Research and development expenses decreased to $0.6 million or 20.9% of net sales in the second quarter of fiscal 1999 from $0.8 million or 16.3% of net sales in the same quarter of fiscal 1998. Research and development expenses were $1.3 million or 23.6% of net sales for the first six months of fiscal 1999 and $1.3 million or 12.5% of net sales for the corresponding period of fiscal 1998. The increase in research and development expenses expressed as a percentage of net sales were primarily attributed to the decrease in net sales. The Company expects that decreases in its research and development expenses due to the KDS transaction will be offset by increases in the expenses for the digital video product line and, therefore, expects to devote approximately $3.0 million to research and development during the entire fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses were $1.8 million or 59.8% of net sales and $3.4 million or 62.0% of net sales for the three and six month periods ended March 31, 1999, respectively, compared to $1.7 million or 34.3% and $3.8 million or 36.1% of net sales for the same periods of the prior year. The Company decreased its selling, general and administrative expenses primarily by reducing expenses related to headcount resulting from the efforts to refocus its business, partially offset by an increase to incentive compensation expense as the Company's financial performance improved from fiscal 1998.

OTHER INCOME, NET

           Other income was $1.6 million and $5.3 million for the three and six month periods ended March 31, 1999, respectively, compared to $4.4 million and $5.5 million for the same periods in fiscal 1998. In the six month period ended March 31, 1999, other income resulted from $2.1 million in income from KDS, a reversal of approximately $0.6 million of previously accrued sales taxes as a result of settlement of various sales tax exposures in certain jurisdictions, the release of approximately $2.2 million from escrow related to the 1996 divestiture of the Color Server Group, and $0.4 million for the license of intellectual property unrelated to the digital video business. In the first six months of fiscal 1998, other income resulted from the sale of 290,000 shares of Splash Common Stock.

INTEREST EXPENSE

           Interest expense was minimal in the second quarter of fiscal 1999 and $55,000 for the six months ended March 31, 1999, compared with $165,000 and $338,000 for the same periods in the prior year. This decrease was due to the repayment of the working capital line of credit to IBM Credit in July 1998 and Silicon Valley Bank working capital line of credit in January 1999.

INCOME TAXES

           The Company did not record a provision for income taxes for the three and six month periods ended March 31, 1999 and March 31, 1998 due to the availability of net operating loss carryforwards.

           FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a full valuation allowance against its deferred tax assets. The company will continue to evaluate the realization of the deferred tax assets on a quarterly basis.

NET PROFIT

           As a result of the above factors, the Company had a net income of $1.1 million and $3.9 for the three and six months ended March 31 1999, respectively, compared to a net income of $3.3 million and $3.5 for the three and six months ended March 31, 1998.



LIQUIDITY AND CAPITAL RESOURCES

           The Company's cash and cash equivalents increased to $1.8 million at March 31, 1999, a $1.2 million increase from September 30, 1998. Approximately $0.1 million of the $1.8 million of cash and cash equivalents available at March 31, 1999 was restricted under a letter of credit. The increase in the Company's cash and cash equivalents was primarily attributable to funds received from the Splash escrow and income from the license agreement with KDS which was offset by funding of operating losses of the Company. However, the Company had a working capital deficit of $1.3 million at March 31, 1999.

           Under the license and asset transfer agreement with KDS, the Company has transferred (by licensing or by assignment if KDS elects to close the asset transfer agreement) its Radius, Supermac, PressView and certain other trademarks to KDS and has licensed certain intellectual property pertaining to PressView and PrecisionView monitors. The expected value of the transaction is $6.2 million which is payable in installments. As of March 31, 1999, $3.3 million was paid under the amended license and $0.5 million under the original license in June 1998. The remaining amount is payable in installments through October 1999. KDS' performance on the note is guaranteed by a Korean corporation and its US affiliate. The asset transfer agreement is expected to close by June 1999, if contingencies are satisfied. These installment payment obligations have been pledged to secure a line of credit from Silicon Valley Bank. There can be no assurance that the closing will occur or that installment payments under the license will be timely made.

           The Company believes that the cash flows from KDS, results of operations, and other sources of financing, will be sufficient to fund operations for at least the remainder of this fiscal year. However, there can be no assurances that the sale of software products will continue to increase to a sufficient extent to offset the loss of revenues and gross margin from the monitor business or that the installment payments will be timely made. The Company may need to further reduce its operating expenses or seek additional sources of working capital if software product sales do not increase at the rate assumed in the Company's current operating plans. The Company and its management believe that other sources of financing will be available and that it can further reduce such operating expenses, if necessary.

           The Company's principal sources of liquidity currently are cash generated by operations, if any, and a working capital line of credit provided by Silicon Valley Bank which is secured by the installment payment obligations of the KDS transaction. Under the terms of the working capital line of credit, the amount available to borrow will be decreased by eighty percent of the payments made by KDS, since the borrowing base under the working capital line of credit is eighty percent of the unpaid balance of KDS' installment obligations. As of March 31, 1999, the amount available to borrow was $1.9 million. Interest is paid at the rate of 1.25% per month of 125% of the average daily outstanding balance of the loan. In addition, a one time administrative fee of 0.50% of 125% of each advance amount is also paid to Silicon Valley Bank. As of March 31, 1999, the Company had no outstanding balance on the working capital line of credit. With the proceeds from the release of approximately $2.2 million from the escrow related to the divestiture of the Color Server Group, the Company repaid all outstanding debt to Silicon Valley Bank in January 1999. However, the associated working capital line of credit remains in effect.

           The Company anticipates that it will have cash available for its ordinary course of business operating expenses. Although the Company has achieved favorable trade terms with its critical vendors, certain suppliers may put the Company on a cash or prepay basis and/or require the Company to provide security for their risk in procuring components or reserving manufacturing time. In the event the Company were unable to generate sufficient net sales or if the Company incurs unforeseen operating expenses, it may not be able to meet its operating expenses without additional financing.



CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

           A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following factors: the Company's ability to achieve profitability; receipt of timely installment payments from KDS; the Company's ability to repay any amounts it may borrow from Silicon Valley Bank; the Company's ability to successfully conclude its litigation with Intelligent Electronics, Inc. and Splash shareholders; the success of the Company's digital video software products; the success of the Apple Macintosh computer line and operating system, the success of Apple, as well as the Company's ability to compete successfully with Apple in its markets, including the non linear digital video editing software market; the success of Apple's Quicktime technology for Windows; favorable licensing terms for Quicktime from Apple; the Company's reliance on Adobe Systems for products which are bundled with the Company's products; the Company's ability to successfully develop, introduce and market new software products, including products for the Windows operating system, to keep pace with technological innovation, particularly in light of its limited financial resources; the Company's ability to compete in the digital video software market, including with Apple; the ability of the Company's manufacturers and suppliers to deliver components and manufacture the Company's products; the Company's ability to achieve Year 2000 readiness in its business operations and its dealings with significant third parties; the Company's reliance on international sales and its new distributor arrangements with respect to Europe and Japan; the Company's ability to attract and retain its key personnel; and the risk factors identified from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

IMPACT OF YEAR 2000

           The year 2000 Issue ("Y2K Issue") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, distribute via Internet, or engage in similar normal business activities. The Company's plan to resolve the Y2K Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all internal systems and products that could be significantly affected. The assessment of risks associated with suppliers and distributors is not yet complete.

           Based on recent assessments of its information management and accounting systems, the Company has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with such modifications and replacements, the Y2K Issue can be mitigated without a material adverse impact on the Company. However, if such modifications and replacements are not timely made, the Y2K Issue could have a material impact on the operations of the Company. None of these systems interoperate directly with the systems of suppliers or distributors.

           Based on a review of its product line, the Company has determined that primarily all of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant, as primarily all operate in conjunction with the MacOS. Accordingly, the Company does not believe that the Y2K Issue presents a material risk with respect to the Company's products.

           The Company is approximately 75% through the remediation phase with respect to its information management and accounting systems and expects to complete software and hardware replacement no later than September 30, 1999. Once the software and hardware is replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. Completion of the testing phase for all significant existing software systems was completed as of January 31, 1999, with all remediated systems to be fully tested and implemented by December 31, 1999.

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

           The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 compliance. The total future cost of the Year 2000 compliance is estimated at $200,000 to $600,000 and is being funded through net cash flows or capital leases. Some of these expenditures were likely to have been made in the ordinary course of upgrading and replacing obsolete systems without regard to the Y2K Issue. Through the second quarter of fiscal 1999, the Company has incurred less than $100,000 related to all phases of the Year 2000 project and $100,000 has been budgeted for fiscal 1999, under the assumption that most of the new system cost will be funded via leasing.

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

           The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on the Company's good faith estimates based on information that is currently available, and is subject to change. As the Company continues to progress with this initiative, it may discover that actual results will differ materially from these estimates.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 3 to Consolidated Financial Statements - Commitments and Contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on February 26, 1999, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified or until their earlier resignation or removal.

                                                      Number of Shares
                                                 For                 Withheld
             Charles W. Berger                  4,279,297              80,916
             Michael D. Boich                   4,308,898              51,315
             John Cirigliano                    4,335,985              24,228
             Mark M. Housley                    4,334,330              25,883
             John C. Kirby                      4,318,462              41,751
             Stephen Manousos                   4,332,035              28,178
             Henry V. Morgan                    4,335,660              24,553


2. To approve an amendment to the Company's 1995 Stock Option Plan to reserve an additional 137,500 shares of Common Stock for issuance thereunder.

             For                                4,155,962
             Against                              162,998
             Abstain                               41,253
             Broker Non-Vote                    1,171,961

3. To approve the adoption of the Company's 1999 Employee Stock Purchase Plan and authorize 137,500 shares of Common Stock for issuance thereunder.

             For                                4,198,079
             Against                              123,707
             Abstain                               38,427
             Broker Non-Vote                    1,171,961

4. To authorize the amendment of the articles of incorporation of the Company to effectuate a name change.

             For                                4,281,720
             Against                               38,801
             Abstain                               39,692
             Broker Non-Vote                    1,171,961

5. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for it's fiscal year ending September 30, 1999.

             For                                4,329,027
             Against                                8,901
             Abstain                               22,285
             Broker Non-Vote                    1,171,961

ITEM 5.  OTHER INFORMATION

           On February 26, 1999, the shareholders approved a name change of the Company. On March 1, 1999, the Company filed an amendment to article I of the Sixth Amended and Restated Articles of Incorporation of Radius, Inc. with the California Secretary of State to change its name to Digital Origin, Inc. Simultaneously, the Company changed its NASDAQ symbol from RDUS to DODV.

           Possible Delisting from Nasdaq SmallCap Market: As of March 31, 1999, the Company had assets of $5.8 million and total liabilities of $6.9 million and therefore had net tangible assets of $(1.1 million). In order for the Company's Common Stock to continue to be listed on the Nasdaq SmallCap Market, the Company will be required to maintain net tangible assets of at least $2.0 million, or must have net income in its most recently completed fiscal year or in two of the three prior fiscal years. The Company had net income in fiscal years 1997 and 1998. However, in the event that the Company does not increase its net tangible assets to greater than $2.0 million, the Company's Common Stock would be subject to delisting if it also failed to achieve net income for its next two fiscal years.

           On February 26, 1999, the shareholders approved the addition of John Cirigliano, Henry V. Morgan and Stephen Manousos to the Board of Directors. See
Item 4.

           Mr. Cirigliano, as president and founder of the privately held consulting firm of CLB Associates, has advised or invested in dozens of emerging companies in a range of industries including manufacturing, marketing, communications, software and hardware since 1986. Such work has focused on operating or strategic initiatives and implementations designed to significantly improve client company operations and enhance equity values. In such capacity, Mr. Cirigliano advised the Company from 1995 until 1998. Prior to his association with CLB Associates, Mr. Cirigliano was a managing director with Merrill Lynch Capital Markets for ten years, where he headed the team that developed a highly successful zero coupon convertible product. Mr. Cirigliano also co-founded Copaquen Associates, a privately-held computer software development and advisory firm, and Corporate Property Investors, a large, privately held real estate investment trust now part of Simon DeBartolo. From 1991 to 1997, he was a Director of Ajax Electric Corp., a leading domestic distributor of electric motors and served as a Senior Advisor to "The Red Herring" magazine as well as on the Advisory Board of Outward Bound U.S.A. and The Endowment Trust. Mr. Cirigliano received his BA from Columbia University and his JD from New York Law School.

           Mr. Morgan joined the Company in February 1997 as Chief Financial Officer and Senior Vice President, Finance and Administration. He resigned from these positions in September 1998 in order to assume his current duties as chief financial officer at Redcreek Communications, Inc., an Internet start up company. He remained Secretary to the Company and was appointed to the Board of Directors in October 1998. During 1995 and 1996, Mr. Morgan was Executive Vice President and Chief Financial Officer of Connect, Inc. of Mountain View, California, an Internet-based interactive commerce applications software company. From 1989 through 1994, Mr. Morgan was Executive Vice President and Chief Financial Officer of Logitech International, S.A., a computer mouse manufacturer.

           Mr. Manousos co-founded and has served as Chief Executive Officer and Director of Post Digital Software, Inc. since June 1996. Post Digital is an electronic prepress and digital printing company dedicated to creating and marketing powerful, professional video applications. Post Digital's business is currently being wound down. From April 1991 until June 1996, Mr. Manousos co-founded and served as Vice President of Sales and Marketing, and later Vice President of Sales at Fractal Design Corporation, and was a member of its Board of Directors until the company was acquired by MetaTools in May 1997. While at Fractal, Mr. Manousos managed the sales and marketing teams and was responsible for the company's product packaging. Prior to Fractal, Mr. Manousos spent 17 years in newspaper editing and writing, including a stint as an editor on the national desk of the Los Angeles Times.

           Mary Bobel joined the Company on May 3, 1999 as Chief Financial Officer and Vice-President, Operations and Administration. Ms. Bobel served as the Executive Vice-President and Chief Financial Officer of Genus, Inc., a publicly traded manufacturer of semiconductor equipment from March 1997 through August 1998. Prior to Genus, she was Vice-President and Chief Financial Officer of Educational Publishing Corporation, a privately held supplier of educational materials from September 1994 until September 1996. From March 1990 through September 1994 she was Vice-President and Corporate Controller for Adobe Systems, a publicly traded software company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      --------

The following exhibits are filed with this Quarterly Report:

10.01 Registrant's 1999 Employee Stock Purchase Plan

27.01 Financial Data Schedule (EDGAR version only).

(b)   Reports on Form 8-K
      -------------------

      No report on Form 8-K was filed during the three months ended March 31, 1999.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 14, 1999                        DIGITAL ORIGIN, INC.




                                           By:/s/
                                              --------------------------------
                                                Mary Bobel
                                                Chief Financial Officer