Form 10-Q
period 1999-07-03
DIGITAL ORIGIN INC
filed 1999-08-13
CIK 805574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999.

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON
AUGUST 11, 1999 WAS 5,554,498.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGITAL ORIGIN, INC.

                                      INDEX

                                                                                               PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets at June 30, 1999 (unaudited) and
              September 30, 1998                                                                 3

              Consolidated Statements of Operations for the Three and Nine Months Ended
              June 30, 1999 and 1998 (unaudited)                                                 4

              Consolidated Statements of Cash Flows for the Nine Months Ended
              June 30, 1999 and 1998 (unaudited)                                                 5

              Notes to Consolidated Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                          11


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      17

Item 5.  Other Information                                                                      17

Item 6.  Exhibits and Reports on Form 8-K                                                       17


SIGNATURES                                                                                      18

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              DIGITAL ORIGIN, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                JUNE 30,          SEPTEMBER 30,
                                                                                 1999                1998 (1)
                                                                               ---------          -------------
                                                                              (unaudited)
ASSETS:
Current assets:
   Cash                                                                        $   3,121            $     600
   Accounts receivable, net                                                        1,446                  364
   Note receivable from Korea Data Systems America, Inc.                             350                4,500
   Inventories                                                                       264                  803
   Prepaid expenses and other current assets                                          86                  156
                                                                               ---------            ---------
         Total current assets                                                      5,267                6,423
Property and equipment, net                                                           48                  133
Other assets                                                                         188                    -
                                                                               ---------            ---------
                                                                               $   5,503            $   6,556
                                                                               ---------            ---------
                                                                               ---------            ---------

LIABILITIES AND SHAREHOLDERS' EQUITY (Net capital deficiency):
 Current liabilities:
   Accounts payable                                                            $   1,864            $   1,971
   Accrued payroll and related expenses                                              404                  324
   Other accrued liabilities                                                       1,097                2,069
   Deferred income                                                                   350                4,833
   Accrued income taxes                                                              301                1,102
   Short-term borrowings                                                               -                1,340
                                                                               ---------            ---------
         Total current liabilities                                                 4,016               11,639

Accrued income taxes                                                                 800                    -

Shareholders' equity (Net capital deficiency):
   Common stock                                                                  169,183              169,102
   Accumulated deficit                                                          (168,496)            (174,185)
                                                                               ---------            ---------
         Total shareholders' equity (Net capital deficiency)                         687               (5,083)
                                                                               ---------            ---------
                                                                               $   5,503            $   6,556
                                                                               ---------            ---------
                                                                               ---------            ---------

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

                              DIGITAL ORIGIN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                                 ------------------              ------------------
                                                  1999        1998                1999         1998
                                                  ----        ----                ----         ----
Net sales                                        $3,660      $3,823             $ 9,077      $13,514
Commissions and royalties                           122          47                 172          911
                                                 ------      ------             -------      -------
         Total net sales                          3,782       3,870               9,249       14,425

Cost of sales                                     1,257       2,223               3,367        9,283
                                                 ------      ------             -------      -------
         Gross profit                             2,525       1,647               5,882        5,142
                                                 ------      ------             -------      -------

Operating expenses:
   Research and development                         677         737               1,966        2,051
   Selling, general and administrative            1,828       1,661               5,220        5,474
                                                 ------      ------             -------      -------
         Total operating expenses                 2,505       2,398               7,186        7,525
                                                 ------      ------             -------      -------

Income (loss) from operations                        20        (751)             (1,304)      (2,383)

Other income, net                                 1,794       4,715               7,048       10,211
Interest expense                                      -         (78)                (55)        (416)
                                                 ------      ------             -------      -------
Income before income taxes                        1,814       3,886               5,689        7,412

Provision for income taxes                            -           -                   -            -
                                                 ------      ------             -------      -------

Net income                                       $1,814      $3,886             $ 5,689      $ 7,412
                                                 ------      ------             -------      -------
                                                 ------      ------             -------      -------

Net income per share:

   Basic net income per share                    $ 0.33      $ 0.70             $  1.03      $  1.34
                                                 ------      ------             -------      -------
                                                 ------      ------             -------      -------

   Diluted net income per share                  $ 0.32      $ 0.70             $  1.00      $  1.33
                                                 ------      ------             -------      -------
                                                 ------      ------             -------      -------

Shares used in per share computations:

   Shares used in computing basic net
     income per share                             5,527       5,529               5,525        5,519
                                                 ------      ------             -------      -------
                                                 ------      ------             -------      -------

   Shares used in computing diluted net
     income per share                             5,723       5,546               5,669        5,566
                                                 ------      ------             -------      -------
                                                 ------      ------             -------      -------


                             See accompanying notes.

                              DIGITAL ORIGIN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (in thousands, unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                         --------------------
                                                                                          1999          1998
                                                                                          -----         ----
Cash flows from operating activities:
   Net income                                                                            $ 5,689     $  7,412
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization                                                            94          115
     Gain on the sale of Splash Common Stock                                                   -       (9,016)
     Gain on the sale of the Color Server Group and other assets to Splash                (2,485)           -
     Gain on the monitor license and sale of other assets to KDS                          (4,152)           -
     Loss on disposal of fixed assets                                                          -           25
     (Increase) decrease in assets:
       Accounts receivable                                                                (1,082)         165
       Note receivable                                                                     4,150            -
       Inventories                                                                           539         (276)
       Prepaid expenses and other current assets                                              70          (16)
     Increase (decrease) in liabilities:
       Accounts payable                                                                     (107)        (107)
       Accrued payroll and related expenses                                                   80         (880)
       Other accrued liabilities                                                            (972)      (1,063)
       Deferred income                                                                    (4,483)           -
       Accrued restructuring costs                                                             -       (1,536)
       Accrued income taxes                                                                   (1)          11
                                                                                         -------     --------
       Total adjustments                                                                  (8,349)     (12,578)
                                                                                         -------     --------
         Net cash used in operating activities                                            (2,660)      (5,166)

Cash flows from investing activities:
   Capital expenditures                                                                       (9)          (1)
   Other assets                                                                             (188)           -
   Net proceeds from the sale of Splash and UCC Common Stock                                   -        8,288
   Net proceeds on the sale of the Color Server Group and other assets to Splash           2,485            -
   Net proceeds from the monitor license and sale of other assets to KDS                   4,152          500
                                                                                         -------     --------
         Net cash provided by investing activities                                         6,440        8,787

Cash flows from financing activities:
   Short-term borrowings, net                                                             (1,340)      (3,041)
   Principal payments of long-term debt and capital leases                                     -         (273)
   Issuance of common stock                                                                   81          108
                                                                                         -------     --------
         Net cash used in financing activities                                            (1,259)      (3,206)
                                                                                         -------     --------
Net increase (decrease) in cash and cash equivalents                                       2,521          415
Cash and cash equivalents, beginning of period                                               600          773
                                                                                         -------     --------
Cash and cash equivalents, end of period                                                 $ 3,121     $  1,188
                                                                                         -------     --------
                                                                                         -------     --------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                                            $     -     $    427
                                                                                         -------     --------
                                                                                         -------     --------
     Income taxes                                                                        $     1     $      8
                                                                                         -------     --------
                                                                                         -------     --------
   Non-cash investing activity:
     Receivable from sale of shares of Splash Technology Holdings, Inc.                  $     -     $    728
                                                                                         -------     --------
                                                                                         -------     --------


                             See accompanying notes.

                              DIGITAL ORIGIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

          The consolidated financial statements of Digital Origin, Inc. ("Digital Origin" or the "Company") as of June 30, 1999 and for the three and nine months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns and bad debts and the length of product life cycles. Actual results may differ from management's estimates. Results for the three and nine months ended June 30, 1999 will not necessarily indicate the results to be expected for the fiscal year ending September 30, 1999 or any other future period. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

          For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

NOTE 2.   INVENTORIES

          Inventories, stated at the lower of cost or market, consist of (in thousands):

                                             JUNE 30,       SEPTEMBER 30,
                                              1999              1998
                                            ---------       -------------
                                           (unaudited)
          Raw materials                       $  2              $ 20
          Work in process                       68               238
          Finished goods                       194               545
                                              ----              ----
                                              $264              $803
                                              ----              ----
                                              ----              ----

NOTE 3.   COMMITMENTS AND CONTINGENCIES

          (a) On January 13, 1999 and January 28, 1999, the Company and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. ("Splash"), various directors and executives of Splash and certain selling shareholders of Splash. The suits were filed in the United States District Court in Northern District of California and have been consolidated and captioned IN RE SPLASH TECHNOLOGY HOLDINGS INC. SECURITIES LITIGATION (Master File No. C99-0109 SBA). The law firm of Milberg Weiss Bershad Hynes & Lerach LLP has been designated lead counsel for the eight lead plaintiffs.

          The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash's business, finances and future business prospects in order to artificially inflate the price of Splash Common Stock. The complaint does not identify any statements alleged to have been made by either Digital Origin or Charles Berger. The complaint further alleges that Digital Origin (then Radius Inc.) engaged in a scheme to artificially inflate the price of Splash Common Stock to reap a large return on the sale of the Common Stock in order to pay off the Company's substantial debt. Digital Origin and Charles Berger vigorously deny all allegations of wrongdoing and intend to aggressively defend themselves in these matters. Defendants filed a motion to dismiss the action on June 11, 1999 that is scheduled for hearing on October 19, 1999.

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

     The Company continues to investigate these claims as well as cross claims and expects to vigorously defend and prosecute them as applicable. This case is scheduled for trial on November 8, 1999. The Company has provided reserves for the full amount of accounts receivable due from Intelligent Electronics, Inc. and Deutsche Financial, Inc.

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

NOTE 4.   LICENSING OF ASSETS TO KOREA DATA SYSTEMS AMERICA, INC.

          In June 1998, the Company licensed certain technology and assets necessary to conduct its monitor and color publishing business to Korea Data Systems America, Inc. ("KDS"), leaving the Company free to focus on its digital video software business. The brand name and trademark RADIUS was one of the assets so licensed because of its primary association with monitors. In August 1998, the Company amended and restated this license and agreed to sell the licensed assets to KDS pursuant to an asset transfer agreement, subject to certain contingencies at the discretion of KDS. The monitor business has accounted for substantially all of the revenues of the color publishing product line and 55.3% of the Company's revenues during fiscal 1998. Under the license and asset transfer agreement, the Company transferred its Radius, Supermac, PressView and certain other trademarks to KDS and licensed certain intellectual property pertaining to PressView and PrecisionView monitors. The expected value of the transaction is $6.2 million to be paid in installments. As of June, 1999, $5.9 million was paid under the license and asset transfer agreement.

          On May 17, 1999, the Company completed the sale of its monitor and color publishing business to Korea Data Systems America, Inc. In connection with this transaction, the Company received the sum of $1.0 million which represents three installment payments on the note related to the license agreement. As of June 30, 1999, the remaining balance receivable under the agreement was $0.3 payable through July 1999, which is included as note receivable and deferred revenue in the accompanying Consolidated Balance Sheets. The Company will recognize other income under the license agreement as cash is received on the note. In July 1999, the Company received the final installment on the note.

          On December 4, 1998, the Company and KDS supplementally agreed to the sale of certain tangible personal property and the transfer of rights in the Radius Emachines and Colormatch trademarks for $100,000 and other consideration.

NOTE 5.   TECHNOLOGY PURCHASE FROM POST DIGITAL SOFTWARE, INC.

          On November 23, 1998, the Company acquired certain software and other intangible property from Post Digital Software, Inc. for (i) an initial payment of $50,000, (ii) earnout payments equal to at least $50,000 but not exceeding $700,000 based on subsequent sales of the Company's digital video products incorporating such software and (iii) a warrant to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. The warrant is non-forfeitable and exercisable over a four year period through November 23, 2002. The warrant can be exercised for up to 12,000 shares as of May 1, 1999, plus an additional 2,000 shares for each full month that transpires thereafter, up to a total of 50,000 shares. The value of this agreement, as noted below, is included as other assets in the accompanying Consolidated Balance Sheet. The technology is being amortized over a three year period and future royalties based on digital video products sold will be expensed as they are incurred. As of June 30, 1999, the Company has accrued approximately $14,000 in royalties.

                     Initial purchase price              $ 50,000
                     Guaranteed earnout                    50,000
                     Value assigned to warrant             50,000
                                                         --------
                         Purchased technology             150,000
                         Less amortization                 (4,167)
                                                         --------
                         Net purchased technology        $145,833
                                                         --------
                                                         --------

NOTE 6.   TRANSACTIONS WITH SPLASH TECHNOLOGY HOLDINGS, INC.

     ESCROW FUND RELEASE

          In connection with the Company's sale of its Color Server Group to Splash Technology Holdings, Inc. in January 1996, an escrow fund was established to secure certain indemnification obligations. On December 31, 1998, the balance of the escrow fund of approximately $2.2 million was released to the Company as a result of the Federal Circuit Court affirming the summary judgment in favor of the Company in the EFI litigation. The Company used approximately $1.0 million of the proceeds to repay all outstanding indebtedness to Silicon Valley Bank under the working capital line of credit.

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

          In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 and SOP 98-4 extending the deferral of the application of certain provisions of SOP 97-2, amended by SOP 98-4, through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has not yet determined the effect of the final adoption of SOP 98-9 on its financial condition or results of operations.

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

          The following table shows the computation of basic and diluted earnings per share:

                                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                            JUNE 30,                JUNE 30,
                                                                      ------------------       -----------------
                                                                        1999       1998         1999       1998
                                                                       ------     ------       ------     ------
                                                                        (in thousands, except per share data)
NUMERATOR:
   Numerator for basic and diluted earnings per share
   Net income                                                          $1,814     $3,886       $5,689     $7,412
                                                                       ------     ------       ------     ------
                                                                       ------     ------       ------     ------

DENOMINATOR:
   Denominator for basic earnings per share - weighted-average
     shares outstanding                                                 5,527      5,529        5,525      5,519

   Effect of dilutive securities:
     Employee stock options                                               146         17          111         47
     Warrants                                                              50          -           33          -
                                                                       ------     ------       ------     ------
   Dilutive potential common shares                                       196         17          144         47

   Denominator for diluted earnings per share - adjusted
     weighted-average shares outstanding                                5,723      5,546        5,669      5,566
                                                                       ------     ------       ------     ------
                                                                       ------     ------       ------     ------

Basic earnings per share                                               $ 0.33     $ 0.70       $ 1.03     $ 1.34
                                                                       ------     ------       ------     ------
                                                                       ------     ------       ------     ------

Diluted earnings per share                                             $ 0.32     $ 0.70       $ 1.00     $ 1.33
                                                                       ------     ------       ------     ------
                                                                       ------     ------       ------     ------

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

          The components of comprehensive net income, net of tax, are as follows:

                                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                            JUNE 30,                  JUNE 30,
                                                                      ------------------       -------------------
                                                                        1999       1998         1999        1998
                                                                       ------     ------       ------     --------

   Net income                                                          $1,814     $3,886       $5,689     $  7,412
     Unrealized loss on available-for-sale-securities                       -       (758)           -      (12,078)
                                                                       ------     ------       ------     --------
   Comprehensive net income (loss)                                     $1,814     $3,128       $5,689     $ (4,666)
                                                                       ------     ------       ------     --------
                                                                       ------     ------       ------     --------

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

NOTE 11.  1999 EMPLOYEE STOCK PURCHASE PLAN

          The Company's Employee Stock Purchase Plan allows eligible employee participants to purchase shares of the Company's Common Stock at a discount through payroll deductions. Employees purchase shares at 85% of the market value at either the beginning of the offering period or the end of the purchase period, whichever price is lower. The plan consists of one year offering periods with two six-month purchase periods in each offering period. The Company has reserved 137,500 shares of its Common Stock for issuance under the plan, in addition to 15,900 shares reserved under the previous plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Statements indicating that the Company or management "intends", "plans", "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this discussion and other sections of this Form 10-Q. Such factors include, but are not limited to: the Company's ability to sustain profitability; the Company's ability to successfully conclude its litigation with Intelligent Electronics, Inc. and Splash shareholders; the success of the Company's digital video software products; the success of the Apple Macintosh computer line and operating system, the success of Apple, as well as the Company's ability to compete successfully with Apple in its markets, including the non linear digital video editing software market; the success of Apple's Quicktime technology for Windows; favorable licensing terms for Quicktime from Apple; the Company's reliance on Adobe Systems for products which are bundled with the Company's products; the Company's ability to successfully develop, introduce and market new software products, including products for the Windows operating system, to keep pace with technological innovation, particularly in light of its limited financial resources; the Company's ability to compete in the digital video software market, including with Apple; the ability of the Company's manufacturers and suppliers to deliver components and manufacture the Company's products; the Company's ability to achieve Year 2000 readiness in its business operations and its dealings with significant third parties; the Company's reliance on international sales and its new distributor arrangements with respect to Europe and Japan and with Canon; and the Company's ability to attract and retain its key personnel.

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

     Historically, substantially all of the Company's products have been designed for and sold to users of Macintosh computer products (the "Macintosh") manufactured by Apple Computer, Inc. ("Apple") as Apple products have been the preferred platform in the Company's target markets. During fiscal 1998, the Company added cross platform (Windows and Macintosh) capabilities to many of the Company's products in order to market these products to users of the Windows operating system. Sales made to cross-platform users were 19% of digital video net sales in the fourth quarter of fiscal 1998. This compares to 31%, 31% and 56% of digital video net sales to cross-platform users in the first, second and third quarter of fiscal 1999, respectively.

     For the quarter ended June 30, 1999, the Company had an operating profit of $20,000. However, as shown in the accompanying consolidated financial statements, the Company had incurred substantial operating losses in prior quarters. During fiscal 1997 and 1998, management implemented a number of actions to address its cash flow and operating issues including: refocusing its efforts on providing solutions for digital video customers; discontinuing sales of mass market and other low value added products; divesting a number of businesses and product lines, including most recently the agreement for the sale and related license of significant assets of its monitor business to Korea Data Systems America, Inc. ("KDS"); significantly reducing expenses and headcount; and reducing its lease obligations given its reduced occupancy requirements.

There can be no assurance that these measures will be sufficient to allow the Company continued success in achieving profitability. As of June 30, 1999, the Company had working capital of $1.3 million. The Company intends to finance its existing working capital needs through cash, and cash equivalents, and cash generated by operations. The Company may need to further reduce its operating expenses or seek additional sources of working capital or additional equity if software product sales do not increase at the rate assumed in the Company's current operating plans or if the Company increases its working capital needs.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,

                                                      1999          1998             1999        1998
                                                      ----          ----             ----        ----
         Net sales                                   100.0%        100.0%           100.0%      100.0%
         Cost of sales                                33.2          57.4             36.4        64.4
                                                     -----         -----            -----       -----
              Gross profit                            66.8          42.6             63.6        35.6
                                                     -----         -----            -----       -----
         Operating expenses:
           Research and development                   17.9          19.1             21.3        14.2
           Selling, general and administrative        48.3          42.9             56.4        37.9
                                                     -----         -----            -----       -----
              Total operating expenses                66.2          62.0             77.7        52.1
                                                     -----         -----            -----       -----
         Income (loss) from operations                 0.6         (19.4)           (14.1)      (16.5)
         Other income, net                            47.4         121.8             76.2        70.8
         Interest Expense                              0.0          (2.0)            (0.6)       (2.9)
                                                     -----         -----            -----       -----
         Income before income taxes                   48.0         100.4             61.5        51.4

         Provision for income taxes                    0.0           0.0              0.0         0.0
                                                     -----         -----            -----       -----

         Net income                                   48.0%        100.4%            61.5%       51.4%
                                                     -----         -----            -----       -----
                                                     -----         -----            -----       -----

NET SALES

     The Company's total net sales decreased 2.3% to $3.8 million in the third quarter of fiscal 1999 from $3.9 million for the same quarter in fiscal 1998. Net sales for the first nine months of fiscal 1999 decreased 35.9% to $9.2 million from $14.4 in the same period of fiscal 1998. During fiscal 1998, the Company decided to focus its efforts on its digital video software product lines. Accordingly, during the latter part of fiscal 1998 the Company divested itself of its various hardware product lines, including the sale of its monitor business to KDS. Consequently, revenues for the current periods declined from comparable periods a year ago as current period revenues are almost entirely video software.

     Future sales will be predominately attributable to sales of software products since the Company's digital video product line is primarily software. Shipments of digital video products in the three month period ended June 30, 1999 were $3.7 million, an increase of 29% from the second quarter of fiscal 1999 and represented approximately 96.8% of net revenue. There can be no assurance that sales of these software products will continue to increase or that they will increase at the same growth rate experienced in fiscal 1999. The Company also experienced continued growth in direct and on-line sales, which represented 18% of net revenue in the third quarter of fiscal 1999 as compared with 15% of net revenue in the previous quarter. Revenue recognition related to software product sales is as follows: revenue from the sale of software, net of estimated returns, is recognized upon either shipment of the physical product or delivery of electronic product, at which time collectibility is probable and the Company has no remaining obligations.

     Sales to Ingram Micro, Canon U.S.A., Inc., Broadfield Distributing, and SGI Japan accounted for 16.5%, 20.5%, 10.5% and 10.3% of net sales for the third quarter of fiscal 1999, respectively. For the corresponding period of fiscal 1998, the same customers accounted for 57.2%, 0.0%, 1.8% and 0.0% of the Company's net sales. For the nine month period of fiscal 1999, Ingram Micro and Canon U.S.A., Inc. accounted for 21.7% and 18.1%, respectively, as compared to 55.8% and 0.0% for the corresponding period of fiscal 1998.

GROSS PROFIT

     The Company's gross profit margin was 66.8% and 63.6% for the three and nine month periods ended June 30, 1999, respectively, compared with 42.6% and 35.6% for the same periods in fiscal 1998. The increase in gross profit margin in fiscal 1999 was due primarily to increased sales of higher gross margin digital video software products. Also contributing to the increase in gross profit margin were overall efficiencies in the Company's distribution system. The gross profit margin for the three and nine month periods ended June, 1998 reflects the sales of discontinued monitors, color publishing, accelerated graphics and DOS on Mac products at very low profit margins.

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

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $0.7 million or 17.9% of net sales in the third quarter of fiscal 1999 compared to $0.7 million or 19.1% of net sales in the same quarter of fiscal 1998. Research and development expenses were $2.0 million or 21.3% of net sales for the first nine months of fiscal 1999 and $2.1 million or 14.2% of net sales for the corresponding period of fiscal 1998. The increase in research and development expenses expressed as a percentage of net sales for the nine month period ended June 30, 1999 were primarily attributed to the decrease in net sales. The Company expects that decreases in its research and development expenses due to the divestiture of the monitor and color publishing business will be offset by increases in the expenses for the digital video product line and, therefore, expects to devote approximately $3.0 million to research and development during the entire fiscal 1999. The Company expects to continue to invest in research and development activities to support its goal of continued growth through the development of new and competitive digital software products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $1.8 million or 48.3% of net sales and $5.2 million or 56.4% of net sales for the three and nine month periods ended June 30, 1999, respectively, compared to $1.7 million or 42.9% and $5.5 million or 37.9% of net sales for the same periods of the prior year. The Company increased its selling, general and administrative expenses in the three month period ended June 30, 1999 primarily due to sales and marketing efforts in Japan and Europe. The decrease in selling, general and administrative expenses year to date is primarily due to the reduction in personnel expenses resulting from the Company's efforts to refocus its business.

OTHER INCOME, NET

     Other income was $1.8 million and $7.0 million for the three and nine month periods ended June 30, 1999, respectively, compared to $4.7 million and $10.2 million for the same periods in fiscal 1998. In the nine month period ended June 30, 1999, other income resulted primarily from $4.1 million in income from KDS, a reversal of approximately $0.6 million of previously accrued sales taxes as a result of settlement of various sales tax exposures in certain jurisdictions, and the release of approximately $2.2 million from escrow related to the 1996 divestiture of the Color Server Group. In the first nine months of fiscal 1998, other income resulted from the sale of approximately 537,000 shares of Splash Common Stock.

INTEREST EXPENSE

     Interest expense was minimal in the third quarter of fiscal 1999 and $55,000 for the nine months ended June 30, 1999, compared with $78,000 and $416,000 for the same periods in the prior year. This decrease was due to the repayment of the working capital line of credit to IBM Credit in July 1998 and Silicon Valley Bank working capital line of credit in January 1999.

INCOME TAXES

     The Company did not record a provision for income taxes for the three and nine month periods ended June 30, 1999 and June 30, 1998 due to the availability of net operating loss carryforwards.

     FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a full valuation allowance against its deferred tax assets. The company will continue to evaluate the realization of the deferred tax assets on a quarterly basis.

NET PROFIT

     As a result of the above factors, the Company had a net income of $1.8 million and $5.7 for the three and nine months ended June 30, 1999, respectively, compared to a net income of $3.9 million and $7.4 for the three and nine months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased to $3.1 million at June 30, 1999, a $2.5 million increase from September 30, 1998. The increase in the Company's cash and cash equivalents was primarily attributable to funds received from the Splash escrow and income from the license agreement with KDS which was offset by funding of operating losses of the Company. The Company had working capital of $1.3 million at June 30, 1999.

     During the third quarter ended June 30, 1999, the Company invested $1.8 million in highly liquid investments with maturities of three months or less at date of acquisition to primarily minimize principal risk and maintain liquidity. Approximately $0.1 million of the $3.1 million of cash and cash equivalents available at June 30, 1999 was restricted under a letter of credit.

     Under the license and asset transfer agreement with KDS, the Company transferred its Radius, Supermac, PressView and certain other trademarks to KDS and licensed certain intellectual property pertaining to PressView and PrecisionView monitors. The value of the transaction was $6.2 million. On May 17, 1999, the Company completed the sale of its monitor and color publishing business to KDS. In connection with this transaction, the Company received the sum of $1.0 million, which represents the prepayment of three installment payments on the promissory note related to the license agreement. In July 1999, the Company received the final installment on the note.

     The Company believes that its cash and cash equivalents, cash flow from operations, and other sources of financing, will be sufficient to fund operations for at least the remainder of this fiscal year. However, there can be no assurances that the sale of software products will continue to increase to a sufficient extent to offset the loss of revenues and gross margin from the monitor business. The Company may need to further reduce its operating expenses or seek additional sources of working capital if software product sales do not increase at the rate assumed in the Company's current operating plans. The Company and its management believe that other sources of financing will be available and that it can further reduce such operating expenses, if necessary.

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

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following factors: the Company's ability to sustain profitability; the Company's ability to successfully conclude its litigation with

Intelligent Electronics, Inc. and Splash shareholders; the success of the Company's digital video software products; the success of the Apple Macintosh computer line and operating system, the success of Apple, as well as the Company's ability to compete successfully with Apple in its markets, including the non linear digital video editing software market; the success of Apple's Quicktime technology for Windows; favorable licensing terms for Quicktime from Apple; the Company's reliance on Adobe Systems for products which are bundled with the Company's products; the Company's ability to successfully develop, introduce and market new software products, including products for the Windows operating system, to keep pace with technological innovation, particularly in light of its limited financial resources; the Company's ability to compete in the digital video software market, including with Apple; the ability of the Company's manufacturers and suppliers to deliver components and manufacture the Company's products; the Company's ability to achieve Year 2000 readiness in its business operations and its dealings with significant third parties; the Company's reliance on international sales and its new distributor arrangements with respect to Europe and Japan and with Canon; the Company's ability to attract and retain its key personnel; and the risk factors identified from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

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

     None of the Company systems interface directly with significant third party suppliers. The Company is in the process of working with third party suppliers and distributors to ensure that any Company systems that could interface directly with third parties are Year 2000 compliant by December 31, 1999. Remediation and testing of all significant systems is expected no later than December 31, 1999. The Company believes that its key suppliers, two of whom are sole sources, are in the process of making their billing systems Year 2000 compliant. The Company is not aware of any supplier or distributor with a Y2K Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that such suppliers and distributors will be Year 2000 ready. The inability of suppliers and distributors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. There are no vendors that could not be replaced in a reasonable period of time, except for transport vendors. The failure of Fedex, UPS, Airborne and the U.S. Mail would impact direct sales. The effect of this occurrence is not determinable.

     The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 compliance. The total future cost of the Year 2000 compliance is estimated at approximately $500,000 to $600,000 and is being funded through net cash flows or capital leases. Some of these expenditures were likely to have been made in the ordinary course of upgrading and replacing obsolete systems without regard to the Y2K Issue. Through the third quarter of fiscal 1999, the Company has incurred less than $100,000 related to all phases of the Year 2000 project and assumes that most of the new system cost will be funded via leasing.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note 3 to Consolidated Financial Statements - Commitments and Contingencies.

ITEM 5.   OTHER INFORMATION

     Possible Delisting from Nasdaq SmallCap Market: As of June 30, 1999, the Company had assets of $5.5 million and total liabilities of $4.8 million and therefore had net tangible assets of $0.7 million. In order for the Company's Common Stock to continue to be listed on the Nasdaq SmallCap Market, the Company will be required to maintain net tangible assets of at least $2.0 million, or must have net income in its most recently completed fiscal year or in two of the three prior fiscal years. The Company had net income in fiscal years 1997 and 1998. However, in the event that the Company does not increase its net tangible assets to greater than $2.0 million, the Company's Common Stock would be subject to delisting if it also failed to achieve net income for its next two fiscal years.

     On June 1, 1999, Charles Berger resigned as a director and the Board of Directors appointed Carl Rosendahl to the newly vacant Board seat. Mr. Rosendahl is Chairman of Pacific Data Images, Inc. "PDI", a privately held Palo Alto company employing about 300 employees founded in 1980 by Mr. Rosendahl to combine interests in filmmaking and computer graphics. PDI is an award winning producer of high-end animation and visual effects for the feature film, commercial and entertainment industries. PDI has a co-production pact with DreamWorks SKG to create original, computer animated feature films, including the movie ANTZ for which Mr. Rosendahl was executive producer. The Academy of Motion Picture Arts and Sciences recognized PDI and its founders in 1998 with a Technical Achievement Award for the concept and architecture of PDI's proprietary animation system. Mr. Rosendahl holds a BSEE from Stanford University (1979), has taught a graduate level course entitled "Computer Animation and Visual Effects for Film and Television" at USC Film School in 1993 and 1994 and is a member of ACM SIGGRAPH and the governing board of directors of the Visual Effects Society.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following exhibits are filed with this Quarterly Report:

27.01     Financial Data Schedule (EDGAR version only).

(b)  REPORTS ON FORM 8-K

     On May 28, 1999, a report pursuant to Items 2 and 7 of Form 8-K was filed by the Company relating to the sale of the its monitor and color publishing business. Such sale was previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and the Company's Quarterly Reports on Form 10-Q for the quarters ended December 31, 1998 and March 31, 1999. Pro forma financial information relating to the sale of the monitor and color publishing business was included therewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 13, 1999                  DIGITAL ORIGIN, INC.




                                         By:  /s/ MARY F. BOBEL
                                              ------------------------
                                                Mary F. Bobel
                                                Chief Financial Officer