Form 10-K
period 1999-09-30
DIGITAL ORIGIN INC
filed 1999-12-30
CIK 805574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   (MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          FOR TRANSITION PERIOD FROM                    TO

                         COMMISSION FILE NUMBER 0-18690

                              DIGITAL ORIGIN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    68-0101300
(STATE OR OTHER JURISDICTION OF INCORPORATION                (I.R.S. EMPLOYER
               OR ORGANIZATION)                              IDENTIFICATION NO.)

            460 E MIDDLEFIELD ROAD
            MOUNTAIN VIEW, CA                                   94043
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                 (650) 404-6300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                                        AS OF NOVEMBER  30, 1999
                                                        ------------------------
AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING
BID PRICE OF SUCH STOCK:                                            $51,154,558

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:                         5,605,979

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD FEBRUARY 23, 2000 ARE INCORPORATED BY REFERENCE INTO
PART III (ITEMS 10, 11, 12, AND 13) HEREOF.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGITAL ORIGIN, INC.
                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                                                              Page
                                                                                                                    ----

ITEM 1.           Business....................................................................................        2
ITEM 2.           Properties..................................................................................        5
ITEM 3.           Legal Proceedings...........................................................................        5
ITEM 4.           Submission of Matters to a Vote of Security Holders.........................................        6
ITEM 4A.          Executive Officers of Registrant............................................................        6

PART II

ITEM 5.           Market for Registrant's Common Equity and Related Shareholder Matters.......................        7
ITEM 6.           Selected Financial Data.....................................................................        8
ITEM 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.......        9
ITEM 7A           Quantitative and Qualitative Disclosures about Market Risk..................................       16
ITEM 8.           Financial Statements and Supplementary Data.................................................       16
ITEM 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ........      16

PART III

ITEM 10.          Directors and Executive Officers of the Registrant..........................................       17
ITEM 11.          Executive Compensation......................................................................       17
ITEM 12.          Security Ownership of Certain Beneficial Owners and Management..............................       17
ITEM 13.          Certain Relationships and Related Transactions..............................................       17


PART IV

ITEM 14.          Exhibits, Financial Statement Schedule, and Reports on Form 8-K.............................       18


SIGNATURES        ............................................................................................       22


Digital Origin, the Digital Origin logo, EditDV, MotoDV, PhotoDV, IntroDV and RotoDV, among others, are trademarks and/or service marks of Digital Origin, Inc. Other brands and names referred to may be trademarks or service marks of others.

                                     PART I

ITEM 1.  BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Statements indicating that we "intend", "plan", "expect," "estimate" or "believe" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this discussion and other sections of this Form 10-K.

OVERVIEW

         We design, develop, assemble, market and support digital video computer products for creative professionals and consumers who use digital camcorders. Our current product line consists of multimedia authoring and nonlinear editing video software and related hardware that can manipulate video and audio information in conjunction with desktop computers and digital camcorders. Our primary target markets are video editors, video producers, and creators of multimedia with an increasing emphasis on consumers. Prior to 1999, substantially all of our products have been designed for and sold to users of Macintosh computer products manufactured by Apple Computer, Inc. During 1999, we focused on the Windows market. As a result: 25% of unit sales were made to Macintosh only users, 29% were made to Windows only users, and 46% were made to cross-platform users. We distribute our products directly through our web site and through various distributors and resellers. Prior to 1999, our business included a number of other hardware product lines, including computer monitors, which were divested. Fiscal 1999 revenues were predominantly related to software products. As a result, comparisons to prior period results are not meaningful, since prior periods include these divested product lines.

         Our executive offices are located at 460 E. Middlefield Road, Mountain View, CA 94043, and our telephone number is (650) 404-6300.

PRODUCTS AND APPLICATIONS

Here is a summary of some of our principal products and their typical applications:

              Software Products  that include IEEE 1394 Firewire Card                   Suggested Retail Price
              -------------------------------------------------------                  ------------------------
              IntroDV                                                                            $249
              PhotoDV                                                                            $299
              MotoDV                                                                             $399
              MotoDV Studio                                                                      $899
              MotoDV Mobile                                                                      $499
              EditDV                                                                             $999



              Software Products without the IEEE 1394 Firewire Card
              PhotoDV                                                                            $199
              MotoDV                                                                             $299
              EditDV                                                                             $899
              EditDV Unplugged                                                                   $149
              RotoDV                                                                             $399
              RotoWeb                                                                            $ 99

These prices listed are suggested retail prices. Actual prices may vary based on purchase volumes, competition, seasonality and promotions or other sales incentives.

DIGITAL VIDEO SYSTEMS AND SOFTWARE

         We offer a number of products for both the multimedia authoring and the non-linear digital video editing and production market. Non-linear digital editing enables video editors to manipulate pictures and sound in a faster, easier and more cost effective manner than traditional analog tape-based systems. Editors can randomly access and digitally "cut and paste" images, videos and sound clips, avoiding the tedious process of winding and rewinding linear tape and the subsequent physical cutting and splicing of film segments.

         INTRODV, introduced in September 1999, is an entry-level video editing solution targeted at new owners of DV camcorders. Declining prices of digital camcorders has created increased demand for value-priced DV "FireWire" video capture and editing solution. IntroDV includes our own video editing software, a still photo capture and touch-up software application as well as a PCI FireWire card. Designed for the Windows 95/98 platform, IntroDV features a simple interface that facilitates step-by-step movie production. As an entry-level video editing solution, IntroDV provides fewer features than our higher-end editing products. IntroDV is currently not available for Macintosh operating systems.

         PHOTODV is a software tool used as an Adobe PhotoShop-Registered Trademark- import plug-in. It is available with or without our FireWire card. PhotoDV enables a DV camcorder to perform as a still image camera, in addition to being used to record video. Pictures are acquired digitally over the FireWire card and can be used for Web sites, picture databases, printed pages, and QuickTime VR scenes. PhotoDV is available for both the Macintosh and Windows operating systems.

         MOTODV is an input/output software utility for moving DV camcorder footage from the camcorder to a personal computer for the purpose of editing. MotoDV is targeted at video designers and other creative professionals who produce video and multimedia content for tape, CD-ROM, and Web delivery. The MotoDV application remotely controls the DV camcorder or DV video tape recorder over FireWire and captures DV clips, in real-time or time-lapse mode. As clips are being captured, MotoDV converts the integrated DV data stream into QuickTime movies with separate video and audio tracks. These clips can then be imported into any QuickTime-compliant editing or special effects application, including our own EditDV, Adobe Premiere, and Adobe After Effects. MotoDV is available for both the Macintosh and Windows operating systems. MotoDV Studio builds on MotoDV by including Adobe Premiere for Windows and a set of custom developed plug-ins and is targeted towards the large installed base for Premiere. MotoDV Mobile is a version of MotoDV Studio tailored for users of Apple G4-based laptops. These laptop users can capture and edit DV footage away from their offices.

         EDITDV is a digital non-linear editing software system which operates on both the Macintosh and Windows operating systems in conjunction with digital camcorders, Apple's QuickTime (an industry standard architecture of digital media) and FireWire connections. Users can create digital video with multiple video and effects tracks, rubber-band audio, and traditional wipes and fades for fast interactive editing, color modification and keying. EditDV also provides QuickTime-compliant digital video non-linear editing, compositing and animation capability that facilitates the creation and editing of digital video content. EditDV is targeted to professional users and features an intuitive user interface, FX templates, built-in titling, multiple key frames, batch digitizing and picture-in-picture capabilities. It also offers a variety of high-quality special effects, including pan-zoom-rotating, chroma keying and compositing. EditDV Unplugged is an entry level version of EditDV targeted to the beginning non-linear editor, and is available for both the Macintosh and Windows operating systems.

         ROTODV is a painting and special effects software application for digital video, which provides an assortment of familiar yet powerful graphics tools for enhancing video productions. RotoDV is particularly useful for performing touch-ups such as removing unwanted objects from scenes, which can save the user the time and expense of re-shooting. Users can also brush animated digital "paint" directly onto moving images, to produce creative effects like those seen in music videos. In addition, by combining multiple layers of paint and video, RotoDV can be used to add Hollywood-style effects to a digital video production. RotoDV is currently available only for the Macintosh operating system.

TECHNOLOGY AND PRODUCT DEVELOPMENT

Our current research and development focus is on developing digital video acquisition products and editing tools for the Windows and Macintosh operating systems for customers who create, review, approve and utilize moving video. Current research and development efforts include: (i) performance improvements and cost reductions of current products and (ii) development of application software to facilitate the creation and manipulation of video and high resolution still and full motion images for use on the Internet. We believe that the competitive nature of the computer industry, along with the rapid pace of technological evolution, require that we continue to introduce innovative products on a timely basis to compete effectively. During fiscal 1999, 1998 and 1997, our expenditures for research and development totaled $2.6 million, $2.8 million and $5.0 million, respectively. Of these expenditures 100.00%, 68.98% and 28.95%, respectively, were allocated to the digital video product line. To date, all of our research and development expenditures have been charged to operations as incurred. Because of our smaller size and narrowing product focus, we do not anticipate having research and development expenditures equal to earlier levels and there can be no assurance we will be able to successfully develop new or enhanced products, commercially successful products, or products that will not be rendered obsolete by changing technology or new products introduced by others. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Our Future Results of Operations -- Technological Change; Continuing Need to Develop New Products."

  MARKETING, SALES AND DISTRIBUTION

         We employ a two-tiered distribution model through which we sell products primarily through a limited number of distributors that in turn distribute our products to a variety of resellers including e-tailers, superstores, independent dealers, educational resellers, systems integrators, value added resellers and mail order resellers, both domestically and internationally. Our distributors purchase products at discounts from suggested retail prices. We also sell directly using our web site and toll-free call center. Our domestic distributors include: Canon USA, Inc., Ingram Micro, Inc., Broadfield Distributing, Inc., Micro-Pace, and Wynit. Our European and Japanese distributors include: Canon Europa, Computers Unlimited, Scribona, Towa and Orbit. Our business and financial results are highly dependent on the success of these distributors. To assist distributors and to provide marketing, training and technical support, we provide sales representatives in a number of locations in the United States. In Europe, we have a local sales and marketing representative to assist European distribution. In Japan, a local firm provides localized marketing and support. We also provide market development funds to give distributors incentives to increase sales, improve reporting and achieve a product mix favoring higher margin products.

         For fiscal years ended September 30, 1999, 1998 and 1997, our export sales accounted for approximately 31.6%, 23.4%, and 15.7% respectively, of our net sales. See Note 6 of Notes to Consolidated Financial Statements. Our export sales are subject to certain risks common to international operations, such as currency fluctuations and governmental regulation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Our Future Results of Operations -- International Sales."

         Many of our distributors have the limited right to return products purchased from us. While we reasonably allow for estimated product returns, if we were to experience returns from customers significantly in excess of this estimate, such returns could have a material adverse effect on our results of operations.

         Our marketing programs support worldwide sales and distribution of our products. Our principal marketing activities include active use of our web site and other web sites, frequent participation in industry trade shows and seminars, advertising in major trade publications worldwide, public relations activities with the trade and business press, publication of technical articles, distribution of sales literature and product specifications and communications with its installed base of end users. Our marketing programs are designed to generate sales leads for both direct sales and our distributors as well as to enhance our brand name recognition.

MANUFACTURING AND SUPPLIERS

         Substantially all of our assembly, quality control testing, packaging and other manufacturing operations are performed by our suppliers, contract manufacturers, and other subcontractors pursuant to customary quality assurance programs. We attempt to utilize standard parts and components available from multiple vendors. However, certain components used are available only from sole or limited suppliers. Although we have been able to obtain an adequate supply of these components in the past, there can be no assurance that we will always be able to do so.

  COMPETITION

         All markets in which we compete are expected to remain highly competitive. Our principal competitors in the digital video market include Apple, Adobe, MGI, Ulead, Pinnacle Systems and Canopus. It is difficult to predict all future sources of competition. For example, Apple has introduced a non-linear digital video editing products called iMovie and Final Cut for use on Apple computers in fiscal 1999. Therefore, we will face significant competition in the future from Apple. There may be other new competitors or newly competitive products, including from Microsoft. Apple and Microsoft also could add functionality to their computer systems that is similar to that provided by certain of our products, or alter their systems' architecture in a manner that could adversely affect our ability to compete. We believe that the principal competitive factors for our product line are product performance, breadth of distribution, brand name recognition, price and customer support. There can be no assurance that we will be able to compete successfully with respect to these factors. In addition, many of our current and prospective competitors have significantly greater financial, technical and marketing resources. As a result, there can be no assurance that we will compete effectively with current or future competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Our Future Results of Operations -- Competition."

EMPLOYEES

         As of October 31, 1999, we had approximately 49 full time employees, 25 of which are in sales and marketing functions, 11 of which are in research and development, and the balance are in administration (finance, operations, and senior management). Our success will depend, in large measure, on our ability to attract, motivate and retain highly qualified technical, marketing, engineering and management personnel, who are in great demand. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

RECENT DEVELOPMENTS -AGREEMENT TO MERGE WITH MEDIA 100, INC.

          We entered into a definitive agreement on December 28, 1999 to be acquired by Media 100 Inc. of Marlboro, Massachusetts (NASDAQ:MDEA), a pioneer of streaming media production tools. The merger is intended to be completed as a pooling of interests for accounting purposes and as a tax-free transaction. Under the agreement, Media 100 will issue .5347 shares of common stock for each share of our common stock. The transaction is subject to the approval of our shareholders and the stockholders of Media 100 and other customary closing conditions. The merger is expected to be complete in 90-120 days. The combined company will target Internet desktops with low-cost applications that allow personal computer users to capture, edit, and stream video on the Internet using a single, integrated, and easy-to-use application. We also have entered into a non-exclusive, four-year OEM development and license agreement with Media 100 by which Media 100 will use our consumer level video editing and effects software with Media 100's Internet streaming media software in exchange for certain royalty payments.

ITEM 2.  PROPERTIES

         We are located in Mountain View, California in a leased building with approximately 19,000 square feet of space. Our lease began on April 15, 1999 and has a three year term with an option to extend for an additional two years. Our current facility is sufficient for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

         (a) On January 13, 1999 and January 28, 1999, we and one of our former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. ("Splash"), various directors and executives of Splash and certain selling shareholders of Splash. The suits were filed in the United States District Court in Northern District of California and have been consolidated and captioned IN RE SPLASH TECHNOLOGY HOLDINGS INC. SECURITIES LITIGATION (Master File No. C99-0109 SBA). The law firm of Milberg Weiss Bershad Hynes & Lerach LLP has been designated lead counsel for the eight lead plaintiffs. The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash's business, finances and future business prospects in order to artificially inflate the price of Splash common stock. The complaint does not identify any statements alleged to have been made by Charles Berger or us. The complaint further alleges that we engaged in a scheme to artificially inflate the price of Splash common stock to reap an artificially large return on the sale of the common stock in order to pay off our debt. We and the former director vigorously deny all allegations of wrongdoing and intend to aggressively defend ourselves in these matters. Defendants initial motion to dismiss the action was granted with leave to amend and an amended complaint has been filed by plaintiffs.

         (b) On July 18, 1997, Intelligent Electronics, Inc. and its affiliates filed a suit in the United States District Court for the District of Colorado alleging a breach of contract and related claims in the approximate amount of $800,000, maintaining that we failed to comply with various return, price protection, inventory balancing and marketing development funding undertakings. In 1997, we filed an answer to the complaint and cross-claimed against the plaintiffs, and in October 1997 additionally cross claimed against Deutsche Financial, Inc., a factor in the account relationship between us and the plaintiffs, seeking the recovery of approximately $2 million. We continue to investigate these claims as well as cross claims and expect to vigorously defend and prosecute them as applicable. This case is scheduled for trial in April 2000.

         (c) We are involved in a number of other judicial and administrative proceedings incidental to our business. We intend to defend these matters vigorously and although adverse decisions (or settlements) may occur, the final resolution of these lawsuits is not expected to have a material adverse effect on our financial position. However, an adverse resolution and the costs of defense, regardless of the outcome, could have a material adverse effect on our results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

                           Our executive officers are:

              NAME                                 AGE                          POSITION
              ----                                 ---                          --------

Mark Housley                                       43                 Chairman of the Board of Directors, Chief Executive
                                                                      Officer (CEO) and President

Mary F. Bobel                                      50                 Vice-President & Chief Financial Officer


         MARK HOUSLEY has been our President since January 1997, CEO since August 1997 and Chairman since December 1997. From March 1995 until October 1996, Mr. Housley was founder and Vice President of Marketing of Spectrum Wireless, Inc., a manufacturer of wireless infrastructure products. From May 1992 until March 1995, Mr. Housley held various positions of responsibility for us and our predecessor SuperMac Technologies, Inc., including Vice President and General Manager of our Color Publishing Division. From October 1990 until May 1992, Mr. Housley was a Vice President for Siemens AG in Santa Clara, a multinational manufacturer of electronic equipment, directing product marketing and planning.

         MARY BOBEL has been our Vice-President & Chief Financial Officer since May 1999. Ms. Bobel served as the Executive Vice-President and Chief Financial Officer of Genus, Inc., a publicly traded manufacturer of semiconductor equipment from March 1997 through August 1998. Prior to Genus, she was Vice-President and Chief Financial Officer of Educational Publishing Corporation, a privately held supplier of educational materials from September 1994 until September 1996. From March 1990 through September 1994 she was Vice-President and Corporate Controller for Adobe Systems, a publicly traded software company.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

         Our common stock was quoted on the Nasdaq National Market from August 21, 1991 until July 1, 1996 and on the Nasdaq SmallCap Market from July 2, 1996 until February 28, 1999 under the symbol "RDUS." On March 1, 1999, we changed our name from Radius Inc. to Digital Origin, Inc. and our common stock is now quoted on the Nasdaq SmallCap Market under the symbol "DODV." The high and low sales prices for the common stock are indicated below, adjusted to reflect the one-for-ten reverse split effective March 9, 1998.

Year Ended September 30, 1998                                                       Low                   High
-----------------------------                                                       ---                   ----

First Quarter                                                                      $2.81                  $7.19
Second Quarter                                                                      2.25                   4.37
Third Quarter                                                                       2.37                   5.87
Fourth Quarter                                                                      0.94                   2.94

Year Ending September 30, 1999
------------------------------

First Quarter                                                                      $0.78                  $2.56
Second Quarter                                                                      1.34                   4.25
Third Quarter                                                                       2.37                   4.50
Fourth Quarter                                                                      3.25                   6.13

         On September 30, 1999, there were approximately 3,169 holders of record of our common stock.

         The price of our common stock has fluctuated widely in the past. We believe that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions of the personal computer industry in general and of Apple Computer in particular, changes in our results of operations and financial condition, among other factors. Stock markets, and stocks of technology companies in particular, have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of our securities and those of other high technology companies, often for reasons unrelated to the operating performance of the specific companies. Due to these factors, the dynamic nature of the our industry, and general economic conditions, our future operating results and stock prices may be subject to significant volatility. Such stock price volatility for the common stock has in the past provoked securities litigation, and future volatility could provoke new litigation that could divert substantial management resources and have an adverse effect on our results of operations.

         We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain any future earnings for use in its business and do not anticipate paying any cash dividends .

ITEM 6.           SELECTED FINANCIAL DATA

                                                                  YEARS ENDED SEPTEMBER 30, (1)
                                               ----------------------------------------------------------------
                                                   1999         1998             1997         1996         1995
                                                 ------         ----             ----         ----         ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENTS OF
     OPERATIONS DATA:

Total net sales                                  $  13,353    $   15,668   $   31,150   $   90,290     $ 308,133
Cost of sales                                        4,750         9,921       31,032       77,382       302,937
                                                 ---------    ----------   ----------   ----------     ---------
     Gross profit                                    8,603         5,747          118       12,908         5,196
Operating expenses:
     Research and development                        2,649         2,801        5,002        7,478        19,310
     Selling, general and administrative             7,154         7,107       21,355       25,886        90,068
                                                 ---------    ----------   ----------   ----------     ---------
         Total operating expenses                    9,803         9,908       26,357       33,364       109,378
                                                 ---------    ----------   ----------   ----------     ---------
Loss from operations                                (1,200)       (4,161)     (26,239)     (20,456)     (104,182)
Other income (expense), net                          7,104        12,353       30,600       24,032        (3,045)
Interest expense                                       (55)         (459)      (2,777)      (3,736)       (3,023)
Litigation settlement                                    -             -            -            -       (12,422)
                                                 ---------    ----------   ----------   ----------     ----------
Income (loss) before income taxes                    5,849         7,733        1,584         (160)     (122,672)
Provision (benefit) for income taxes                     -        (1,000)         316          815         9,070
                                                 ---------    -----------  ----------   ----------     ---------
Net income (loss)                                $   5,849    $    8,733   $    1,268   $     (975)    $(131,742)
                                                 =========    ==========   ==========   ===========    ==========

Preferred stock dividend                                 -             -          272            -             -
                                                 ---------    ---------- ------------   ----------     ---------
Net income (loss) applicable to
      common shareholders                        $   5,849    $    8,733   $      996   $     (975)    $(131,742)
                                                 =========    ==========   ==========   ===========    ==========


Net income (loss) per common share:
Basic net income (loss) per share applicable
     to common shareholders                      $   1.06     $     1.58   $     0.18   $     (0.46)   $   (87.54)
                                                 ========     ==========   ==========   ============   ===========
Diluted net income (loss) per share applicable
     to common shareholders                      $   1.02     $     1.57   $     0.18   $     (0.46)   $   (87.54)
                                                 ========     ==========   ==========   ============   ===========

Shares used in per share computations:
Shares used in computing basic net income
     (loss) per share                                5,535         5,522        5,389         2,125          1,505
                                                 =========    ==========     ========    ==========     ==========

Shares used in computing diluted net income
     (loss) per share                                5,747         5,557        5,522         2,125          1,505
                                                 =========    ==========     ========    ==========     ==========



                                                                  YEARS ENDED SEPTEMBER 30, (1)
                                               ----------------------------------------------------------------
                                                   1999         1998             1997         1996         1995
                                                 ------         ----             ----         ----         ----
                                                                         (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA

Working capital (deficiency)                    $    980     $  (5,216)     $   7,909   $    8,476     $ (59,334)
Total assets                                       6,895         6,556         26,272       45,526        87,878
Long-term debt - noncurrent portion                    -             -              -       22,213         1,331
Convertible preferred stock                            -             -              -        3,000             -
Shareholders' equity (Net capital deficiency)   $  1,081     $  (5,083)     $   8,158   $    3,960     $ (57,117)

(1) Our fiscal year ends on the Saturday closest to September 30 and includes
53 weeks in fiscal year 1998. All other fiscal years presented are 52 weeks. For consistency of presentation, all fiscal periods in this Form 10-K are reported as ending on a calendar month end.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: Our discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Statements indicating that we "intend", "plan", "expect," "estimate" or "believe" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by our forward-looking statements. Such factors include, but are not limited to: our ability to achieve and maintain profitability; the success of our digital video software products; our ability to compete successfully with Apple in the digital video software market; the success of Apple's QuickTime technology for Windows; continued favorable licensing terms for QuickTime from Apple; our ability to successfully develop, introduce and market new software products, including products for the Windows operating system, to keep pace with technological innovation, particularly in light of its limited financial resources; the ability of our manufacturers and suppliers to deliver components and manufacture the our products; our reliance on international sales and its key distributor arrangements; and our ability to attract and retain its key personnel.

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated certain operational data as a percentage of net sales (may not add due to rounding).

                                                                    YEAR ENDED SEPTEMBER 30,
                                                           ------------------------------------------
                                                            1999              1998              1997
                                                            ----              ----              ----

         Total net sales                                   100.0%             100.0%           100.0%
         Cost of sales                                      35.6                63.3            99.6
                                                           -----              ------           -----
                Gross profit                                64.4                36.7             0.4
         Operating Expenses:
            Research and development                        19.8                17.9            16.1
            Selling, general, and administrative            53.6                45.3            68.5
                                                           -----              ------           -----
                Total operating expenses                    73.4                63.2            84.6
                                                           -----              ------           -----
         Loss from operations                               (9.0)              (26.5)          (84.2)
         Other income, net                                  53.2                78.8            98.2
         Interest expense                                   (0.4)               (2.9)           (8.9)
                                                           ------             -------          -------
         Income before income taxes                         43.8                49.4             5.1
         Provision (benefit) for income taxes                0.0                (6.3)            1.0
                                                           -----              -------          -----
         Net income                                         43.8%               55.7%            4.1%
                                                           =====              ======           =====


FISCAL 1999 TO FISCAL 1998

NET SALES. Our net sales for fiscal 1999 decreased 15% to $13.4 million from $15.7 million for fiscal 1998. In 1998, we entered into an agreement for the license of significant assets of our monitor business to Korea Data Systems America, Inc. ("KDS") and concluded this transaction in 1999. These monitor products accounted for $8.7 million in sales for fiscal 1998. Consequently, sales revenues for fiscal 1999 declined from the previous year as revenues for fiscal 1999 are almost entirely attributable to video software, which accounted for approximately $4.6 million in fiscal 1998.

          The Company follows Statement of Position (SOP) 97-2, "Software Revenue Recognition." Revenue from the sale of software, net of estimated returns, is recognized upon either shipment of the physical product or delivery of electronic product, at which time, collection is determined to be probable and the Company has no remaining obligations. Sales to certain resellers are subject to agreements allowing certain rights of return and price protection on unsold merchandise held by these resellers. The Company provides for estimated returns at the time of shipment and for price protection following price declines. Revenue earned under royalty or commission agreements is recognized in the period in which it is earned.

         During 1999, sales of previously introduced software products for digital video camcorders including PhotoDV, MotoDV, and EditDV increased over fiscal 1998. In addition during 1999, we introduced several new products including EditDV-Windows, MotoDV Studio, MotoDV Mobile, RotoDV, RotoWeb and IntroDV. Localized versions of several of the products were introduced to the European and Japanese markets contributing to growth in international software revenues. Related revenue grew sequentially each quarter of fiscal 1999. However, while we plan to introduce revisions of current products and increase localized versions, there can be no assurance that sales of these software products will continue to increase.

         Two customers accounted for 20.7% and 18.4% of our net sales for fiscal 1999. For fiscal 1998 the same distributors accounted for 53.5% and 0.0% of our net sales, respectively.

         GROSS PROFIT. Our gross profit margin was 64.4% for fiscal 1999, as compared with 36.7% for fiscal 1998 as a result of increased sales of higher margin digital video software products and the discontinuation of lower margin monitors and other hardware product lines.

         Our digital video products have varying gross margins. In addition, margins vary according to the method of distribution. Accordingly, in any future period, the product and channel mix will affect the gross margin. While we expect the gross profit margins to remain at similar levels in the future, there can be no assurance that our gross margins will improve or remain at current levels, particularly if the volume of our consumer oriented products grows significantly in relation to our professional products.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased from $2.8 million or 17.9% of net sales for fiscal 1998 to $2.6 million or 19.8% of net sales for fiscal 1999. The decrease in research and development expenses is primarily due to headcount reductions resulting from our departure from the monitor and other hardware businesses. The increase in research and development expenses expressed as a percentage of net sales for fiscal 1999 was primarily attributable to the decrease in net sales as we refocused on higher margin software products, rather than high volume, lower margin hardware products. We expect to increase our research and development expenses in fiscal 2000 in absolute dollars.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1999 increased slightly to $7.2 million or 53.6% of net sales compared to $7.1 million or 45.3% of net sales for fiscal 1998. Increases in sales and marketing efforts in Japan and Europe offset decreased expenses from reductions in headcount from fiscal 1998. During the last quarter of fiscal 1999, we installed both new telephone and computer systems and expect increased depreciation expense in fiscal 2000.

         OTHER INCOME (EXPENSE), NET. Other income was $7.1 million for fiscal 1999 compared to $12.4 million for fiscal 1998. The other income for fiscal 1999 includes $4.5 million from the KDS license, $2.5 million from the sale of the Color Server Group and other assets to Splash, and $0.1 million in miscellaneous other income. Fiscal 1998 included $1.6 million related to the KDS license, $10.0 million from the sale of Splash Common Stock, $0.5 million from the sale of Umax Common Stock and $0.3 in miscellaneous other income.

         INTEREST EXPENSE. Interest expense was $55,000 for fiscal 1999 as compared to $.5 million for fiscal 1998. This decrease was due to lower average borrowings primarily as a result of the repayment of the working capital line of credit, which was secured by the note receivable from KDS.

         PROVISION FOR INCOME TAXES. No provision for income taxes was recorded in fiscal 1999 due to the benefit of previously unutilized net operating losses and timing differences. For fiscal 1998 we recorded a reversal of accrual for income taxes of $1.0 million. The reversal reflects the fact that exposure in certain foreign jurisdictions, as a result of the passage of time, had become remote.

         FASB Statement 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Our valuation allowance reduced the deferred tax asset to the amount realizable. We have provided a full valuation allowance against our net deferred tax assets due to uncertainties surrounding their realization. Due to the net cumulative losses reported, predictability of earnings in future periods is uncertain. We will evaluate the realizability of the deferred tax assets on a quarterly basis.

         As a result of our issuance of common stock and Series A Convertible Preferred Stock in exchange for the release of certain liabilities in September 1996, we experienced a "change in ownership" as defined under Section 382 of the Internal Revenue Code. Accordingly, utilization of substantial net operating losses and tax credit carryforwards will be subject to an approximate $2.0 million annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (and similar state provisions), except under limited circumstances. This limitation will result in the expiration of all of the tax credit carryforwards and a substantial portion of the net operating loss carryforwards without full utilization. See Note 4 of Notes to Consolidated Financial Statements.

         NET INCOME (LOSS). As a result of the above factors, we had net income of $ 5.8 million in fiscal 1999 compared to a net income of $8.7 million for fiscal 1998.

FISCAL 1998 TO FISCAL 1997

         NET SALES. Our net sales for fiscal 1998 decreased 50% to $15.7 million from $31.2 million for fiscal 1997. The decline is due primarily to the following factors: our efforts to refocus on the digital video software product lines while discontinuing the development of our monitor, accelerated color graphics products and the DOS on Mac products; and a decline in fourth quarter sales of our monitor products due to the agreement for the license of significant assets of our monitor business to KDS. The monitor products had $8.7 million in sales for fiscal 1998 as compared to $16.6 million for fiscal 1997. As a result of these factors, product sales decreased 45.9% in fiscal 1998 from fiscal 1997. Commissions and royalties decreased in fiscal 1998 by 77.3% to $1.1 million from $4.9 million in fiscal 1997 due to the termination of our exclusive distributor relationships in Europe and Japan and due to the expiration of the royalty agreement with Umax Computer Corporation in March 1998. Also as a result of the distributor relationships in Japan and Europe, our export sales for fiscal 1998 declined to $3.7 million as compared to $4.9 million for fiscal 1997. Sales growth in the Asia market has been impacted by certain factors including weaker economic conditions and stronger dollar versus the local currencies and the restructuring of various distributor relationships.

         Revenue is recognized when products are shipped. Sales to certain distributors are subject to agreements allowing certain rights of return and price protection on unsold merchandise held by these distributors. We provide for estimated returns at the time of shipment and for price protection following price declines. Revenue earned under royalty or commission agreements is recognized in the period in which it is earned.

         The sale of the software products for digital video camcorders (PhotoDV introduced in April 1997, MotoDV introduced in September 1997 and EditDV introduced in November 1997) increased during 1998.

         Effective January 1, 1998, we modified our relationships with distributors in Japan and Europe for our digital video software products. Rather than paying commissions to us for products sold, they purchase products from us at a discount from the price list. Commissions were paid on the sales of our other products sold through these distributors, however.

         One customer accounted for 53.5% of our net sales for fiscal 1998. For fiscal 1997 the same distributor accounted for 66.1% of our net sales.

         GROSS PROFIT. Our gross profit margin was 36.7% for fiscal 1998, as compared with 0.4% for fiscal 1997. This increase was a result of our decision to refocus our business on higher margin digital video software products. Included in fiscal 1997 cost of sales are one-time charges of $9.7 million consisting principally of inventory write downs of $7.7 million and reserves for excess purchase order commitments of $2.0 million for inventory in excess of anticipated demand. These charges reflect decreases in demand and were consistent with our decision to refocus our business. Excluding these one-time charges, gross profit margin in fiscal 1997 was 31.5%.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased from $5.0 million or 16.1% of net sales for fiscal 1997 to $2.8 million or 17.9% of net sales for fiscal 1998. We decreased our research and development expenses primarily by reducing expenses related to discontinued product lines in connection with our efforts to refocus our business. The increase in research and development expenses expressed as a percentage of net sales for fiscal 1998 was primarily attributable to the decrease in net sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $21.4 million or 68.6% of net sales for fiscal 1997 to $7.1 million or 45.4% of net sales for fiscal 1998. Included in these expenses for fiscal 1997 is a $2.6 million charge to increase the allowance for doubtful accounts due to accounts which we determined were unlikely to be collected in full. Adjusting for these charges and reductions, selling, general and administrative expenses would have been $18.8 million or 60.3% of net sales in fiscal 1997. We decreased fiscal 1998 selling, general and administrative expenses in absolute and percentage terms primarily by reducing expenses related to headcount.

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

         PROVISION FOR INCOME TAXES. We recorded a reversal of accrual for income taxes of $1.0 million for fiscal 1998 compared to a provision of $0.3 million for fiscal 1997. The reversal reflects the fact that exposure in certain foreign jurisdictions, as a result of the passage of time, has become remote.

         As a result of our issuance of common stock and Series A Convertible Preferred Stock in exchange for the release of certain liabilities in September 1996, we experienced a "change in ownership" as defined under Section 382 of the Internal Revenue Code. Accordingly, utilization of substantial net operating losses and tax credit carryforwards will be subject to an approximate $2.0 million annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (and similar state provisions), except under limited circumstances. This limitation will result in the expiration of all of the tax credit carryforwards and a substantial portion of the net operating loss carryforwards without full utilization. See Note 4 of Notes to Consolidated Financial Statements.

         NET INCOME (LOSS). As a result of the above factors, we had net income of $ 8.7 million in fiscal 1998 compared to a net income of $1.0 million for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents increased from $.0.6 million at the end of fiscal 1998 to $3.6 million at the end of fiscal 1999. Approximately $0.1 million of the $3.6 million of cash and cash equivalents available at September 30, 1999 was restricted under a letter of credit. The increase in our cash and cash equivalents during fiscal 1999 was primarily attributable to remaining funds received from the Splash escrow, and receipt of the licensing fees from KDS, offset by funding of operating losses during the first half of the year. Working capital was $980,000 at September 30, 1999.

         In fiscal 1998, under the license and asset transfer agreement with KDS, we transferred our Radius, Supermac, PressView and certain other trademarks to KDS and licensed certain intellectual property pertaining to PressView and PrecisionView monitors. The value of the transaction was $6.2 million payable in installments. The asset transfer agreement was completed on May 17, 1999, and we received the final installment payment on the note in July 1999.

         We believe that our cash and cash equivalents, cash flow from operations, and other available sources of financing, will be sufficient to fund operations for the next fiscal year. However, there can be no assurances that the sale of software products will continue to increase to a sufficient extent to fund our operating plan for fiscal 2000. We may need to reduce our operating expenses or seek additional sources of working capital.

         Capital expenditures were approximately $0.7 million during fiscal 1999, primarily attributable to the upgrade of our telephone and computer systems and leasehold improvements. As a result of these significant expenditures in 1999, such capital expenditures for fiscal 2000 are expected to decrease.

         At September 30, 1999, our principal commitments consisted of our obligation under a building lease. See Note 2 to the Consolidated Financial Statements. We are also a party to various litigation proceedings, the costs of defending or the outcome of which could adversely affect the Company's liquidity. See "Business -- Legal Proceedings."

CERTAIN FACTORS THAT MAY AFFECT OUR FUTURE RESULTS OF OPERATIONS

         Our future operating results could be affected by a number of uncertainties, including:

OPERATING LOSSES

         While we have achieved profitability on the operating level during the last two quarters of 1999, we have experienced operating losses in each of its prior five fiscal years. Our ability to sustain profitable operations will depend upon a number of factors, including our ability to control costs; our ability to generate sufficient cash from operations or obtain additional funds to fund our operating expenses; our ability to successfully market our software products; our ability to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; and competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; and other factors. For these and other reasons, there can be no assurance that we will be able to maintain profitability.

FLUCTUATIONS IN OPERATING RESULTS

         We have experienced substantial fluctuations in operating results. Our customers generally order on an as-needed basis, and we have historically operated with relatively small backlogs. Quarterly sales and operating results depend heavily on the volume and timing of bookings received during the quarter, which are difficult to forecast. A substantial portion of our revenues are derived from sales made late in each quarter, which increases the difficulty in forecasting sales accurately. We recognize sales upon shipment of product, and allowances are recorded for estimated uncollectible amounts, returns, credits and similar costs, including product warranties and price protection. Due to the inherent uncertainty of such estimates, there can be no assurance that our forecasts regarding bookings, collections, returns, credits and related matters will be accurate. A significant portion of our operating expenses are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts which, as indicated above, are uncertain. Any inability on the part to adjust spending quickly enough to compensate for any failure to meet sales forecasts or to receive anticipated collections, or any unexpected increase in product returns or other costs, could also have an adverse impact on our operating results. As a strategic response to a changing competitive environment, we have elected, and, in the future, may elect from time to time, to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the our business. As a result, we believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter, our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would be likely to be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON AND COMPETITION WITH APPLE

         Although most of our current products are cross platform and are targeted at the Windows environment, it is expected that sales of products for Apple computers will continue to represent a portion of our sales for fiscal 2000. While Apple has introduced new products which have been well received in the marketplace this year, Apple had lost significant market share over recent years. Our operating results would be adversely affected if other developments were to adversely affect Apple's business. Furthermore, any continued difficulty that may be experienced by Apple in the development, manufacturing, marketing or sale of its computers, or other disruptions to, or uncertainty in the market regarding Apple's business, resulting from these or other factors, could result in further reduced demand for Apple computers, which in turn could materially and adversely affect sales of our products. A number of our products compete with products marketed by Apple, e.g. Final Cut and iMovie. As a competitor, Apple could in the future take steps to hinder our development and to slow sales of our products. New products anticipated from and introduced by Apple could cause customers to defer or alter buying decisions due to uncertainty in the marketplace, as well as presenting additional direct competition. In order to develop products for the Macintosh on a timely basis, we depend upon access to advance information concerning new Macintosh products. A decision by Apple to cease sharing advance product information with us would adversely affect out business. We also license certain technology from Apple to use on both the Macintosh and Windows platform. Favorable licensing terms cannot be assured in the future. If Apple ceases to support this technology for the Windows platform this would adversely affect our business.

DEPENDENCE ON AND COMPETITION WITH MICROSOFT

         As a competitor, Microsoft could in the future take steps to hinder our development and to slow sales of our products. New products anticipated from and introduced by Microsoft could cause customers to defer or alter buying decisions due to uncertainty in the marketplace, as well as presenting additional direct competition. In order to develop products for Windows on a timely basis, we depend upon access to advance information concerning new Microsoft operating systems and their digital video software architecture. A decision by Microsoft to cease sharing advance product information with us would adversely affect our business.

COMPETITION

         The markets for our products are highly competitive, and we expect competition to intensify. Many of our current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources, particularly Adobe Systems. We believe that our ability to compete will depend on a number of factors, including the amount of financial resources available, success and timing of new product developments and its competitors, product performance, price and quality, breadth of distribution and customer support. There can be no assurance that we will be able to compete successfully with respect to these factors. In addition, the introduction of lower priced competitive products could result in price reductions. See "Business -- Competition."

DEPENDENCE ON LIMITED NUMBER OF MANUFACTURERS AND SUPPLIERS

         We are dependent on sole or limited source suppliers for certain key components used in the Firewire card. We purchase these sole or limited source components primarily pursuant to purchase orders placed from time to time in the ordinary course of business and have no guaranteed supply arrangements with sole or limited source suppliers. Therefore, these suppliers are not necessarily obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Although we expect that these suppliers will continue to meet our requirements for the components, there can be no assurance that they will do so. Our reliance on a limited number of suppliers involves a number of risks, including the absence of adequate capacity, the unavailability or interruption in the supply of key components and reduced control over delivery schedules and costs. We expect to continue to rely on a limited number of suppliers for the foreseeable future. If these suppliers became unwilling or unable to continue to provide these components, we would have to develop alternative sources for these components which could result in delays or reductions in product shipments. The introduction of new products presents additional difficulties in obtaining timely shipments from suppliers. Additional time may be needed to identify and qualify suppliers of the new products.

TECHNOLOGICAL CHANGE; CONTINUING NEED TO DEVELOP NEW PRODUCTS

         The digital video software applications industry is characterized by rapidly changing technology, often resulting in short product life cycles and rapid price declines. We believe that our success will be highly dependent on our ability to develop innovative and cost-competitive new products and to bring them to the marketplace in a timely manner. If we fail to introduce new products on a timely basis, our operating results could be adversely affected. A reduction in available cash resources could also result in the interruption or cancellation of research and product development efforts which would have a material adverse effect on the business. We anticipate that the digital video software industry will follow the pattern of the professional publishing industry in which desktop publishing products, including those produced by our predecessor, replaced more expensive, proprietary products, and we also anticipate that this evolution will lead to an increase in the purchase and use of digital video editing products for use with digital video camcorders. As a result, we have devoted significant resources to this product line. There can be no assurance that this evolution will occur in the digital video editing industry as expected, or that even if it does occur that it will not occur at a slower pace than anticipated. There can also be no assurance that any digital video editing products developed by us will achieve consumer acceptance or broad commercial success. In the event that the increased use of such video editing products does not occur or in the event that we are unable to successfully develop and market such products, our business, operating results and financial condition would be materially adversely affected, particularly in light of the fact that we have licensed or sold its remaining hardware product lines over the last four years.

DEPENDENCE ON INDIRECT DISTRIBUTION CHANNELS

         Our primary means of distribution is through a limited number of third-party distributors that are not under our direct control. Furthermore, we continue to build a new distribution network in Europe and in Japan. We maintain only a small direct sales force. As a result, our business and financial results are highly dependent on the amount of products ordered by these distributors. Such orders are in turn dependent upon the continued viability and financial condition of these distributors as well as on their ability to resell such products and maintain appropriate inventory levels. These distributors generally carry the product lines of a number of companies, are not subject to minimum order requirements and can discontinue marketing our products at any time. We must compete for the focus and sales efforts of these third parties. In addition, due in part to the historical volatility of the personal computer industry, some distributors have from time to time experienced declining profit margins, cash flow shortages and other financial difficulties. Our future growth and success will continue to depend in large part upon indirect distribution channels. If our distributors were to experience financial difficulties, our results of operations could be adversely affected.

INTERNATIONAL SALES

         We expect that international sales, primarily in Europe, will represent a significant portion of our business activity and will be subject to the normal risks of international sales such as currency fluctuations, longer payment cycles, export controls and other governmental regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. Sales in Japan could be affected by the economic conditions in that region, which have been unfavorable. Furthermore, a reduction in sales efforts or financial viability of our international distributors could adversely affect our net sales and our ability to provide service and support to Japanese and European customers. Additionally, if for any reason exchange or price controls or other restrictions on foreign currencies are imposed, our business, operating results and financial condition could be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL

         Our success depends to a significant degree upon the continued contributions of key management, marketing, product development and operational personnel and our ability to retain and continue to attract highly skilled personnel. We currently have only two executive officers. We do not carry any key person life insurance with respect to any of its personnel. Competition for employees in the computer industry is intense, and there can be no assurance that we will be able to attract and retain qualified employees. Because of the very tight labor market for technical personnel, it has become increasingly difficult for us to hire new employees and retain key management and current employees. The failure to attract and retain key personnel would have a material adverse effect on our business, operating results and financial condition.

DEPENDENCE ON PROPRIETARY RIGHTS

         We rely on a combination of patent, copyright, trademark and trade secret protection, nondisclosure agreements and licensing arrangements to establish and protect our proprietary rights. Although we intend to defend our proprietary rights, policing unauthorized use of proprietary technology or products and defending patents, copyrights and trademarks are difficult, and there can be no assurance that our efforts will be successful. Moreover, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. We have also received, and expect to receive in the future, communications asserting that our products may infringe the proprietary rights of third parties. As a result of such claims or potential litigation, it may become necessary or desirable in the future for us to obtain licenses relating to one or more of its products or relating to current or future technologies, and there can be no assurance that we would be able to do so on commercially reasonable terms.

IMPACT OF YEAR 2000

         The year 2000 Issue ("Y2K Issue") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based on prior assessments of our information management and accounting systems, we determined that it was necessary to replace significant portions of this software and certain hardware, which was completed during fiscal 1999. We have spent approximately $700,000 on our new information technology and accounting systems and anticipate spending an additional $300,000 in fiscal 2000. We paid for this investment from internally generated funds. The upgrade of those systems represents over 90% of the information technology budget for the year and was our major project. In addition to Y2K readiness, these systems provide additional functionality in streamlining and automating many business processes and increasing operating efficiencies. No major information technology projects were deferred as a result. Based on a review of our product line, we have concluded that none of our products require remediation to be Year 2000 compliant, as primarily all operate in conjunction with the MacOS or the Windows operating system. We therefore do not believe that the Y2K Issue presents a material risk with respect to our current products. In addition, we have received assurances from our key suppliers and distributors that they are fully compliant. However, we have no means of ensuring that such suppliers and distributors will be Year 2000 ready. The inability of suppliers and distributors to complete their Year 2000 resolution process in a timely fashion could materially impact us. Our contingency plans, should our suppliers and distributors fail to be Year 2000 compliant, would primarily involve manual processes and workarounds, which could result in delays in obtaining components for our products, in shipping product, in collecting receivables, and also increased administrative expense. To date, we believe that we have adequately addressed the Y2K Issue, but there can be no assurance that Y2K problems will not adversely affect our business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information concerning our directors required by Item 10 is incorporated by reference herein to section entitled "Proposal No. 1 - Election of Directors" of the Proxy Statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement"). The information concerning our executive officers required by Item 10 is incorporated by reference to Item 4A in Part 1 hereof entitled "Executive Officers of Registrant."

         With the exception of the information specifically stated as being incorporated by reference from the Company's Proxy Statement in Part III of this Annual Report on Form 10-K, our Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation" and "Proposal No. 1 - Election of Directors--Compensation of Directors" of the Proxy Statement.

         With the exception of the information specifically stated as being incorporated by reference from the Proxy Statement in Part III of this Annual Report on Form 10-K, our Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

         With the exception of the information specifically stated as being incorporated by reference from the Proxy Statement in Part III of this Annual Report on Form 10-K, our Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" of the Proxy Statement.

         With the exception of the information specifically stated as being incorporated by reference from the Proxy Statement in Part III of this Annual Report on Form 10-K, our Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K

(a) (1)       FINANCIAL STATEMENTS.

                                                                                                           Page
                                                                                                           ----
              Report of Ernst & Young LLP, Independent Auditors                                             24

              Consolidated Balance Sheets at September 30, 1999 and 1998                                    25

              Consolidated Statements of Income for the Years Ended September 30,
              1999, 1998 and 1997                                                                           26

              Consolidated Statements of Convertible Preferred Stock and Shareholders'
              Equity for the Years Ended September 30, 1999, 1998, and 1997                                 27

              Consolidated Statements of Cash Flows for the Years Ended September 30,
              1999, 1998, and 1997                                                                          28

              Notes to Consolidated Financial Statements                                                    29


(a) (2)       FINANCIAL STATEMENT SCHEDULES.  The Company's financial statement schedule filed herewith is as follows:

              Schedule II: Valuation and Qualifying Accounts                                                41

              All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information required is shown either in the financial statements or the notes thereto.

(a) (3) The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT
NUMBER                                     EXHIBIT TITLE
------                                     -------------

   2.07       --     Merger Agreement (the "Merger Agreement") dated as of December 21, 1995 among Radius Inc.,
                     Splash Technology, Inc., Summit Subordinated Debt Fund, L.P., Summit Ventures IV, L.P., Summit
                     Investors II, L.P., Splash Technology Holdings, Inc. and Splash Merger Company, Inc. (2)

   2.08       --     Amendment No. 1 to Merger Agreement dated as of January 30, 1996. (2)

   2.09       --     Agreement and Plan of Reorganization dated December 28, 1999 with Media 100, Inc.

   3.01       A      Registrant's Sixth Amended and Restated Articles of Incorporation. (3)

              B      Certificate of Amendment of Registrant's Sixth Amended and Restated Articles of Incorporation. (1)

              C      Certificate of Amendment of Registrant's Sixth Amended and Restated Articles of Incorporation. (15)




EXHIBIT
NUMBER                                     EXHIBIT TITLE
------                                     -------------
   4.01       --     Specimen Certificate for shares of Common Stock of the Registrant. (5)

   4.03       A      Warrant dated September 13, 1995 between IBM Credit Corporation and the Registrant. (8)

              B      Warrant dated October 13, 1996, between Mitsubishi Electronics America, Inc. and the Registrant. (9)

   4.04       --     Form of Registration Rights Agreement between the Registrant and certain shareholders. (8)

              A      Certificate of Amendment of Registrant's Sixth Amended and Restated Articles of Incorporation.
                     (See exhibit 3.01)

   4.05       --     The Registrant's Bylaws. (4)

   10.01      A      *Registrant's 401(k) Savings and Investment Plan. (6)

              B      *Amendment to Registrant's 401(k) Savings and Investment Plan. (1)

              C      *Registrant's 401(k) Savings and Investment Plan Loan Policy. (1)

   10.02      --     *Registrant's 1995 Stock Option Plan. (1)

   10.03      --     *Form of Stock Option Agreement and Exercise Request as currently in effect under 1995 Stock
                     Option Plan. (1)

   10.04      --     *Registrant's 1994 Directors' Stock Option Plan. (1)

   10.05      --     Form of Indemnity Agreement with Directors. (5)

   10.06      --     *Employment Agreement by and between Registrant and Mark Housley dated December 20, 1996.
                     (10)

   10.07             Asset Purchase Agreement dated as of August 7, 1998 between Korea Data Systems America, Inc. and the Registrant. (11)

   10.08      --     Amended and Restated License Agreement dated as of August 7, 1998 between Korea Data Systems
                     America, Inc. and the Registrant. (11)

   10.09      --     Asset Purchase Agreement dated as of November 23, 1998 between Post Digital Software, Inc. and the
                     Registrant. (12)

   10.10      --     Asset Sale Agreement dated as of December 4, 1998 between Splash Technology Holdings, Inc. and the Registrant. (12)

   10.11      --     Supplement to the License and Asset Purchase Agreement dated December 4, 1998 between Korea
                     Data Systems America, Inc. and the Registrant. (12)



   EXHIBIT
   NUMBER                  EXHIBIT TITLE
   ------                  -------------
   10.12      --     Lease agreement by and between Registrant and Eliane Ortuno, Trustee, Donald T. Kitts Trust dated
                     January 8, 1999. (460 East Middlefield Road, Mountain View, California offices). (13)

   10.13      --     Registrant's 1999 Employee Stock Purchase Plan and related documents. (14)

   10.14      --     OEM and license agreement between Media 100, Inc. and the registrant.

-------------

   21.01      --     List of Registrant's subsidiaries.

   23.01      --     Consent of Ernst & Young LLP, Independent Auditors.

   27.01      --     Financial Data Schedule (EDGAR version only)



(1) Incorporated by reference to exhibits to the Company's Report on Form 10-K filed on December 15, 1995.

(2) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on February 13, 1996

(3) Incorporated by reference to exhibits to the Company's Report on Form 10-K filed on December 24, 1990.

(4) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 filed on April 29, 1992 (File No. 33-47525).

(5) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (File No. 33-35769) which became effective on August 16, 1990.

(6) Incorporated by reference to exhibits to the Company's Report on Form 10-K filed on December 28, 1992.

(7) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on August 12, 1992.

(8) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-12417) filed on September 20, 1996.

(9) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-12417) filed on November 12, 1996.

(10) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on February 11, 1997.

(11) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on August 11, 1998.

(12) Incorporated by reference to exhibits to the Company's Report on Form 10-K filed on December 23, 1998.

(13) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on February 10, 1999.

(14) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on May 12, 1999.

(15) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 filed on August 13, 1999 (File No. 333-85213).

* management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

----------------

(b)      REPORTS ON FORM 8-K.

         No report on Form 8-K was filed during the last quarter of fiscal 1999.

(c)      EXHIBITS - See (a) (3) above.

(d)      FINANCIAL STATEMENT SCHEDULES - See (a) (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIGITAL ORIGIN, INC.

                                   By:    /s/ Mark Housley
                                      -----------------------------------------
                                          Mark Housley
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer and President

                                POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Mark Housley and Mary F. Bobel, jointly and severally, his true and attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                                                   TITLE                                     DATES
----                                                   -----                                     -----

PRINCIPAL EXECUTIVE OFFICER:

  /s/ Mark Housley                             Chairman of the Board of Directors,               December 29, 1999
-------------------------------------------
Mark Housley                                   Chief Executive Officer and President

PRINCIPAL FINANCIAL OFFICER
AND CHIEF ACCOUNTING OFFICER:

  /s/ Mary F. Bobel                            Vice-President & Chief Financial Officer          December 29, 1999
-------------------------------------------
Mary F. Bobel

DIRECTORS:

  /s/ Michael D. Boich                         Director                                          December 29, 1999
-------------------------------------------
Michael D. Boich

  /s/ John Cirigliano                          Director                                          December 29, 1999
-------------------------------------------
John Cirigliano

/s/ John C. Kirby                              Director                                          December 29, 1999
-------------------------------------------
John C. Kirby



  /s/ Henry V. Morgan                          Director, Secretary                               December 29, 1999
-------------------------------------------
Henry V. Morgan

/s/ Stephen Manousos                          Director                                           December 29, 1999
-------------------------------------------
Stephen Manousos

/s/ Carl Rosendahl                             Director                                          December 29, 1999
-------------------------------------------
Carl Rosendahl

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
DIGITAL ORIGIN, INC.

We have audited the accompanying consolidated balance sheets of Digital Origin, Inc. as of September 30, 1999 and 1998, and the related consolidated statements of income, convertible preferred stock and shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Origin, Inc. at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               /s/  ERNST & YOUNG LLP

San Jose, California
November 3, 1999

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                Years ended September 30,
                                                                                -------------------------
                                                                                  1999             1998
                                                                                  ----             ----
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  3,627         $     600
   Accounts receivable, net of allowance for doubtful accounts
     of $3,758 in 1999 and $3,894 in 1998                                          1,995               364
   Note receivable from Korea Data Systems America, Inc.                               -             4,500
   Inventories                                                                       211               803
   Prepaid expenses and other current assets                                         161               156
                                                                                --------         ---------
   Total current assets                                                            5,994             6,423

Property and equipment, net                                                          726               133
Other assets                                                                         175                 -
                                                                                --------         ---------
                                                                                $  6,895         $   6,556
                                                                                ========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $  2,791         $    1,971
   Accrued payroll and related expenses                                              551               324
   Accrued legal expenses                                                            285                69
   Other accrued liabilities                                                       1,086             2,000
   Deferred income                                                                     -             4,833
   Accrued income taxes                                                              301             1,102
   Short-term borrowings                                                               -             1,340
                                                                                --------         ---------
   Total current liabilities                                                       5,014            11,639

Accrued income taxes                                                                 800                 -

Shareholders' equity (net capital deficiency):
   Preferred stock, no par value, 2,000 authorized; none
     issued and outstanding in 1999 and 1998                                           -                 -
   Common stock, no par value; 100,000 shares authorized;
     issued and outstanding-5,593 shares in 1999 and
     5,524 shares in 1998                                                        169,417           169,102
   Accumulated deficit                                                          (168,390)         (174,239)
   Other comprehensive income                                                         54                54
                                                                                --------         ---------

   Total shareholders' equity (net capital deficiency)                             1,081            (5,083)
                                                                                --------         ----------
                                                                                $  6,895         $   6,556
                                                                                ========         =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                                        Years ended September 30,
                                                              --------------------------------------------
                                                                1999              1998             1997
                                                                ----              ----             ----

Net sales                                                     $  13,168         $ 14,564         $  26,276
Commissions and royalties                                           185            1,104             4,874
                                                              ---------         --------         ---------
         Total net sales                                         13,353           15,668            31,150

Cost of sales                                                     4,750            9,921            31,032
                                                              ---------         --------         ---------
         Gross profit                                             8,603            5,747               118
                                                              ---------         --------         ---------
Operating expenses:

   Research and development                                       2,649            2,801             5,002
   Selling, general and administrative                            7,154            7,107            21,355
                                                              ---------         --------         ---------
         Total operating expenses                                 9,803            9,908            26,357
                                                              ---------         --------         ---------
Loss from operations                                             (1,200)          (4,161)          (26,239)
Other income, net                                                 7,104           12,353            30,600
Interest expense                                                    (55)            (459)           (2,777)
                                                              ----------        ---------        ----------
Income before income taxes                                        5,849            7,733             1,584
Provision (benefit) for income taxes                                  -           (1,000)              316
                                                              ---------         ---------        ---------

Net income                                                    $   5,849         $  8,733         $   1,268
                                                              =========         ========         =========

Preferred stock dividend                                              -                -               272
                                                              ---------       ----------         ---------
Net income applicable to
  common shareholders                                        $    5,849         $  8,733         $     996
                                                             ==========         ========         =========

Net income per common share:
   Basic net income per share applicable
     to common shareholders                                  $    1.06          $    1.58        $    0.18
                                                             =========          =========        =========
   Diluted net income per share applicable
     to common shareholders                                  $    1.02          $    1.57        $    0.18
                                                             =========          =========        =========

Shares used in computing net income per common share:

   Shares used in computing basic net income
     per common share                                             5,535             5,522            5,389
                                                             ==========         =========        =========
   Shares used in computing diluted net income
     per common share                                             5,747             5,557            5,522
                                                             ==========         =========        =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (in thousands)

                                                                                         Shareholder's Equity
                                                                             ------------------------------------------------
                                                                Convertible                               Other         Total
                                                                 Preferred    Common     Accumulated  Comprehensive  Shareholders'
                                                                  Stock       Stock        Deficit       Income         Equity
                                                                ---------    -------------------------------------------------

Balance at September 30, 1996                                   $   3,000    $ 168,746   $(183,968)   $  19,182    $   3,960

   Net income                                                          --           --       1,268           --        1,268
   Net translation adjustment                                          --           --          --           13           13
   Change in unrealized gain on available-for-sale securities          --           --          --        2,941        2,941
                                                                                                                   ---------
   Total comprehensive income                                          --           --          --           --        4,222
   Issuance of 53 shares of common stock
     under Stock Option Plans                                          --          200          --           --          200
   Issuance of 8 shares of common stock under
     Employee Stock Purchase Plan                                      --           48          --           --           48
   Redemption of 75 shares of preferred stock
     held by IBM                                                   (3,000)          --          --           --           --
   Dividends paid on convertible preferred stock                       --           --        (272)          --         (272)
                                                                ---------    -------------------------------------------------
Balance at September 30, 1997                                          --      168,994    (182,972)      22,136        8,158

   Net income                                                          --           --       8,733           --        8,733
   Net translation adjustment                                          --           --          --           11           11
   Change in unrealized gain on available-for-sale securities          --           --          --      (22,093)     (22,093)
                                                                                                                   ---------
   Total comprehensive loss                                            --           --          --           --      (13,349)
   Issuance of 22 shares of common stock
     under Stock Option Plans                                          --          108          --           --          108
                                                                ---------    -------------------------------------------------
Balance at September 30, 1998                                          --      169,102    (174,239)          54       (5,083)

   Net income                                                          --           --       5,849           --        5,849
                                                                                                                   ---------
   Total comprehensive income                                          --           --          --           --        5,849
   Issuance of 38 shares of common stock
     under Stock Option Plans                                          --          153          --           --          153
   Issuance of 31 shares of common stock
     under Employee Stock Purchase Plan                                --           89          --           --           89
   Issuance of warrants for 50 shares of common stock                  --           73          --           --           73
                                                                ---------    -------------------------------------------------

Balance at September 30, 1999                                   $      --    $ 169,417   $(168,390)   $      54    $   1,081
                                                                ---------    -------------------------------------------------
                                                                ---------    -------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(in thousands)

                                                                                    Years ended September 30,
                                                                               -------------------------------------
                                                                                      1999        1998        1997
                                                                                      ----        ----        ----

Cash flows from operating activities:
   Net income                                                                      $  5,849    $  8,733    $  1,268
   Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                    150         149         801
       Gain on the sale of Splash Common Stock                                           --     (10,011)    (30,779)
       Gain on the monitor license and sale of other assets to KDS                   (4,502)     (1,615)         --
       Gain on the sale of the Color Server Group and other assets to Splash         (2,485)         --          --
       Gain on the sale of Umax Common Stock                                             --        (534)         --
       Non-cash restructuring and other charges                                          --          --       2,162
       Loss on disposal of fixed assets                                                  --          22         500
     (Increase) decrease in assets:
         Accounts receivable                                                         (1,631)      1,815       5,968
         Note receivable                                                              4,500      (4,500)         --
         Inventories                                                                    592           2      12,047
         Prepaid expenses and other current assets                                       (5)         28         182
         Income tax receivable                                                           --          --         514
       Increase (decrease) in liabilities:
         Accounts payable                                                               820      (2,540)       (493)
         Accrued payroll and related expenses                                           227        (996)     (1,492)
         Accrued legal expenses                                                         216          49         (67)
         Other accrued liabilities                                                     (914)     (1,208)        272
         Deferred income                                                             (4,833)      4,833          --
         Accrued income taxes                                                            (1)     (1,009)       (116)
         Accrued restructuring and other charges                                         --      (2,033)       (420)
                                                                                   --------    --------    --------
           Net cash used in operating activities                                     (2,017)     (8,815)     (9,653)
                                                                                   --------    --------    --------
Cash flows from investing activities:
   Capital expenditures                                                                (703)        (55)        (55)
   Other assets                                                                        (142)         --          50
   Net proceeds from the sale of Splash Common Stock                                     --      10,011      30,779
   Net proceeds from the monitor license and sale of other assets to KDS              4,502       1,615          --
   Net proceeds from the sale of the Color Server Group and other assets
       to Splash                                                                      2,485          --          --
   Net proceeds from the sale of Umax Common Stock                                       --         534          --
                                                                                   --------    --------    --------
         Net cash provided by investing activities                                    6,142      12,105      30,774
                                                                                   --------    --------    --------
Cash flows from financing activities:
   Principal payment of short-term borrowings, net                                   (1,340)     (3,298)      2,716
   Principal payment of long-term borrowings, net                                        --          --     (21,940)
   Redemption of preferred stock and related dividend                                    --          --      (3,272)
   Issuance of common stock                                                             242         108         248
   Principal payments under capital leases                                               --        (273)     (1,074)
                                                                                   --------    --------    --------
         Net cash used in financing activities                                       (1,098)     (3,463)    (23,322)
                                                                                   --------    --------    --------
Net increase (decrease) in cash and cash equivalents                                  3,027        (173)     (2,201)
Cash and cash equivalents, beginning of year                                            600         773       2,974
                                                                                   --------    --------    --------
Cash and cash equivalents, end of year                                             $  3,627    $    600    $    773
                                                                                   --------    --------    --------
                                                                                   --------    --------    --------

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF PRESENTATION

              The Company's name was changed to Digital Origin, Inc. (formerly Radius Inc.) in fiscal 1999. The consolidated financial statements include the accounts of Digital Origin, Inc. ("Digital Origin" or the "Company") and its wholly-owned subsidiaries after elimination of significant intercompany transactions and balances.

     FINANCIAL STATEMENT ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates include levels of allowance for potentially uncollectible receivables and sales returns; inventory reserves for obsolete, slow-moving, or non-salable inventory; and estimated costs for warranty and other customer support obligations. Actual results could differ from these estimates.

     MANAGEMENT'S BUSINESS RECOVERY PLANS

              As shown in the accompanying consolidated financial statements, the Company has incurred recurring operating losses. During fiscal 1997, 1998 and 1999, management implemented a number of actions to address its cash flow and operating issues, including: refocusing its efforts on providing solutions for digital video customers; discontinuing sales of mass market and other low value added hardware products; divesting a number of businesses and product lines, including the sale of its monitor business to Korea Data Systems America, Inc.; significantly reducing expenses and personnel headcount; and reducing its lease obligations given its reduced occupancy requirements. All revenue in the year ended September 30, 1997 and approximately $13.0 million in the year ended September 30, 1998, relates to businesses and product lines that have been disposed of over the last two years. Approximately $12.9 million of revenue in the year ended September 30, 1999 relates to digital video-related software.

              For the fiscal year ended September 30, 1999 the Company had cash and cash equivalent of $3.6 million, however, during fiscal 2000, additional funds may be needed to finance ongoing operations and to implement the Company's development plans and for other purposes. The Company plans to generate cash from operations and is investigating possible financing and strategic partnering opportunities.

     FISCAL YEAR

              The Company's fiscal year ends on the Saturday closest to September 30 and included 53 weeks in fiscal 1998. All other fiscal years presented include 52 weeks. For consistency of presentation, all fiscal periods in this Form 10-K are reported as ending on a calendar month end.

     CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. Cash equivalents are carried at cost, which approximates market. There were no short-term investments as of September 30, 1999 and 1998. Approximately $0.1 million of the $3.6 million of cash and cash equivalents at September 30, 1999 was restricted under various letters of credit.

     FOREIGN CURRENCY TRANSLATION

              There was no foreign currency translation adjustment in fiscal 1999. In prior years, the Company translated the assets and liabilities of its foreign subsidiaries into dollars at the rates of exchange in effect at the end of the period and translated revenues and expenses using the average rate in effect during the period. Gains and losses from these balance sheet translations are included in other comprehensive income in the Consolidated Balance Sheets. Foreign currency transaction gains or losses, which are included in the results of operations, are not material.

     INVENTORIES

              Inventories are stated at the lower of cost or market. Cost is determined using standard costs that approximate cost on a first-in, first-out basis. The Company reviews the levels of its inventory in light of current and forecasted demand to identify and provide reserves for obsolete, slow-moving, or non-salable inventory. Inventories consist of the following (in thousands):

                                                                             September 30,
                                                                   --------------------------------
                                                                       1999                 1998
                                                                       ----                 ----

           Raw materials                                             $      -           $      20
           Work in process                                                 74                 238
           Finished goods                                                 137                 545
                                                                     --------           ---------
                                                                     $    211           $     803
                                                                     ========           =========

     PROPERTY AND EQUIPMENT

              Property and equipment is stated at cost and consists of the following (in thousands):

                                                                             September 30,
                                                                     ----------------------------
                                                                        1999                1998
                                                                        ----                ----

           Computer equipment                                        $  7,076           $   6,423
           Machinery and equipment                                        111                 120
           Furniture and fixtures                                         354                 354
           Leasehold improvements                                          45                 439
                                                                     --------           ---------
                                                                        7,586               7,336
           Less accumulated depreciation
              and amortization                                         (6,860)             (7,203)
                                                                     ---------          ----------
                                                                     $    726           $     133
                                                                     ========           =========

              Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives (three to four years) or lease terms of the respective assets.

     OTHER ASSETS

              Purchased technology and other intangible assets are stated at cost less accumulated amortization. Amortization is recorded utilizing the straight-line method over the useful lives of the respective assets, generally three years. The Company periodically reviews the net realizable value of its intangible assets and adjusts the carrying amount accordingly.

     CARRYING VALUE OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

              In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.

     REVENUE RECOGNITION

              The Company follows Statement of Position (SOP) 97-2, "Software Revenue Recognition." Revenue from the sale of software, net of estimated returns, is recognized upon either shipment of the physical product or delivery of electronic product, at which time, collection is determined to be probable and the Company has no remaining obligations. Sales to certain resellers are subject to agreements allowing certain rights of return and price protection on unsold merchandise held by these resellers. The Company provides for estimated returns at the time of shipment and for price protection following price declines. Revenue earned under royalty or commission agreements is recognized in the period in which it is earned.

     WARRANTY EXPENSE

              The Company provides at the time of sale for the estimated cost to repair or replace products under warranty. The warranty period commences on the end user date of purchase and is normally one year for digital video products.

     ADVERTISING EXPENSES

              The Company expenses the costs of advertising as incurred. Amounts have not been material in all periods presented.

     NET INCOME  PER SHARE

              The Company computes net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128. This statement requires the presentation of basic and diluted net income per share. Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Dilutive common equivalent shares consist of employee stock options using the treasury stock method.

     SEGMENT REPORTING

              The Company operates in one business segment, specifically the development, design and marketing of software for editing digital video. While the Company has several products at varying price points and in various versions, all of the products from which the Company earns revenues are similar. The Company's business practices support the criteria for segment reporting as outlined in Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information.

              As disclosed under "Management's business recovery plans" above, in 1998 and 1997, the Company operated primarily in one other business segment, the manufacture and sale of monitors and accelerated graphics products

     OFF BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK

              The Company sells its products to distributors in the United States and in various foreign countries. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

     FAIR VALUE DISCLOSURES

              The carrying values of cash and cash equivalents approximate their fair values as of September 30, 1999.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

              In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 and SOP 98-4 extending the deferral of the application of certain provisions of SOP 97-2, amended by SOP 98-4, through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 is not expected to have a significant impact on the Company's financial statements.

NOTE TWO.  COMMITMENTS AND CONTINGENCIES

     LEASES

              The Company has an operating lease for its headquarters in Mountain View, California, for a period of three years beginning April 15, 1999, with an option to extend the lease for an additional two years. The base rent is $25,000 per month the first year, $27,500 per month the second year and $30,000 per month for years three through five, if extended.

              Future annual minimum lease payments under all noncancelable operating leases at September 30, 1999, are as follows (in thousands):

                                                        Operating
                                                          Leases
                                                          ------
                        2000                               $314
                        2001                                343
                        2002                                195
                                                          ------
                          Total minimum lease payments     $852
                                                          ------
                                                          ------

              Rent expense charged to operations, net of sublease income, amounted to approximately $0.3 million, $0.5 million and $0.6 million for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

              Sublease income for fiscal 1999, 1998 and 1997 was approximately $0.2 million, $0.8 million and $1.3 million, respectively.

     CONTINGENCIES

     (a) On January 13, 1999 and January 28, 1999, the Company and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. ("Splash"), various directors and executives of Splash and certain selling shareholders of Splash. The suits were filed in the United States District Court in Northern District of California and have been consolidated and captioned IN RE SPLASH TECHNOLOGY HOLDINGS INC. SECURITIES LITIGATION (Master File No. C99-0109 SBA). The law firm of Milberg Weiss Bershad Hynes & Lerach LLP has been designated lead counsel for the eight lead plaintiffs. The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash's business, finances and future business prospects in order to artificially inflate the price of Splash common stock. The complaint does not identify any statements alleged to have been made by Charles Berger or the Company. The complaint further alleges that the Company engaged in a scheme to artificially inflate the price of Splash common stock to reap an artificially large return on the sale of the common stock in order to pay off its debt. The Company and the former director vigorously deny all allegations of wrongdoing and intend to aggressively defend themselves in these matters. Defendants initial motion to dismiss the action was granted with leave to amend, and the complaint has been amended by plaintiffs.

     (b) On July 18, 1997, Intelligent Electronics, Inc. and its affiliates filed a suit in the United States District Court for the District of Colorado alleging a breach of contract and related claims in the approximate amount of $800,000, maintaining that the Company failed to comply with various return, price protection, inventory balancing and marketing development funding undertakings. In 1997, the Company filed an answer to the complaint and cross-claimed against the plaintiffs and in October 1997 additionally cross claimed against Deutsche Financial, Inc., a factor in the account relationship between the Company and the plaintiffs, seeking the recovery of approximately $2 million. The Company continues to investigate these claims as well as cross claims and expect to vigorously defend and prosecute them as applicable. This case is scheduled for trial in April 2000.

     (c) The Company is involved in a number of other judicial and administrative proceedings incidental to its business. The Company intends to defend these matters vigorously and although adverse decisions (or settlements) may occur, the final resolution of these lawsuits is not expected to have a material adverse effect on its financial position. However, an adverse resolution and the costs of defense, regardless of the outcome, could have a material adverse effect on the Company's results of operations and financial condition.

NOTE THREE. SHAREHOLDERS' EQUITY

     SHARES SUBJECT TO ISSUANCE

              As of September 30, 1999, the Company was subject to issuing approximately 10,000 shares of Common Stock associated with the settlement of a securities class action lawsuit in fiscal 1995.

     STOCK OPTIONS

              The Company's 1995 Stock Option Plan (the "1995 Plan") authorizes the issuance of up to 921,983 shares of common stock upon the exercise of incentive stock options or nonqualified stock options that may be granted to officers, employees, directors, consultants and independent contractors. Shares available for grant under the 1995 Plan include 157,822 shares which were not issued under a prior plan. Under the 1995 Plan, options are exercisable, subject to vesting, for a term of up to ten years after the grant date. Options may be granted at prices ranging from 85% to 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Vesting of shares is also determined by the Board of Directors at the date of grant. As of September 30, 1999, 769,831 options were outstanding under the 1995 Plan. The 1995 Plan will expire in December 2005.

              The Company has also reserved 19,000 shares of common stock for issuance to non-employee directors pursuant to options granted under the 1994 Directors' Stock Option Plan (the "1994 Plan"), including 9,000 shares which were not issued under the Company's prior Directors' Stock Option Plan, which was in effect prior to the approval of the 1994 Plan. Such options may only be nonqualified stock options, must be exercised within ten years from the date of grant, and must be granted in accordance with a non-discretionary formula. Under this formula, each new non-employee director receives an option to purchase 1,000 shares when that director is first appointed to the Board and an option to purchase 250 shares on each anniversary of such director's appointment. As of September 30, 1999, 5,500 options were outstanding under this plan.

              During fiscal 1999, the Company granted, outside of the Company's Stock Option Plans, 140,000 nonqualified stock options to three employees at an exercise price equal to the fair market value of the Company's Common Stock on the relevant dates. The exercise prices ranged from $2.625 to $3.50. These options are exercisable for a term of ten years and vest over a two year period commencing on the date of grant.

              An additional 380,000 shares are outstanding under similar plans and other option grants.

              The following table summarizes the consolidated activity under all of the Company's plans and grants:

                                                                                          Weighted
                                Available for    Shares Under                              Average
                                    Grant          Option          Exercise Price      Exercise Price
                                -------------    ------------     ----------------     --------------
Balance at September 30, 1996      267,490         116,816        $12.80 - $172.50       $  43.40
     Authorized                    542,162              --          --       --                --
     Granted                      (712,211)        712,211        $ 2.80 - $  5.90       $   4.00
     Exercised                          --         (52,579)       $ 3.40 - $  4.70       $   4.70
     Canceled                       92,851         (92,851)       $ 2.80 - $172.50       $  28.00
                                ----------        ---------
Balance at September 30, 1997      190,292         683,597        $ 2.80 - $108.75       $   4.20
     Authorized                    277,498              --          --       --                --
     Granted                      (458,957)        458,957        $ 1.56 - $  6.25       $   2.87
     Exercised                          --         (21,935)       $ 3.44 - $  4.69       $   4.14
     Canceled                      275,759        (275,759)       $ 2.81 - $  6.25       $   3.77
                                ----------        ---------
Balance at September 30, 1998      284,592         844,860        $ 1.56 - $108.75       $   3.62
     Authorized                    222,684              --           --       --               --
     Granted                      (515,594)        515,594        $ 0.84 - $  5.63       $   2.45
     Exercised                          --         (37,309)       $ 0.84 - $  4.69       $   2.99
     Canceled                      166,320        (166,320)       $ 0.84 - $ 97.50       $   4.05
     Expired                        (1,000)             --            --       --              --
                                ----------        ---------
Balance at September 30, 1999      157,002       1,156,825        $ 0.84 - $108.75       $    3.05
                                ----------        ---------
                                ----------        ---------

              The following table summarizes information concerning outstanding and exercisable options at September 30, 1999:

                                              Options Outstanding                               Options Exercisable
                              ----------------------------------------------------          -----------------------------

                                                   Weighted
                                                    Average              Weighted                               Weighted
           Range of               Options          Remaining             Average                Options         Average
           Exercise            Outstanding        Contractual            Exercise             Exercisable       Exercise
            Prices                                    Life                Price                                  Price
        -------------------    -----------       ------------          -----------          --------------    -----------
        $  0.84 - $  2.88          703,682        8.90 Years             $  2.38                336,633         $  2.51
        $  2.97 - $  4.06          378,865        8.13 Years             $  3.83                259,052         $  4.01
        $  4.69 - $108.75           74,278        7.01 Years             $  5.48                 40,198         $  5.46
        -----------------        ---------                                                      -------
        $  0.84 - $108.75        1,156,825        8.53 Years             $  3.05                635,883         $  3.31
                                 =========                                                      =======

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

              Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of that Statement. The weighted-average grant-date fair value of options granted in fiscal years 1999, 1998 and 1997 were $2.25, $2.18 and $0.30, respectively. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1999, 1998 and 1997, respectively for employee stock option plans: risk free interest rate of approximately 5.5%, 5.5% and 6%; dividend yield of 0% for all years; volatility factors of the expected market price of the Company's Common Stock of 1.546, 1.148 and 1.077 and a weighted-average expected life of the option of four years. The weighted-average fair value at date of grant for shares purchased through the Employee Stock Purchase Plan during fiscal year 1999 was $1.62. The following assumptions were used for the Employee Stock Purchase plan in 1999: interest rate of 5.5%, dividend yield of 0%, volatility of 1.546 and a weighted-average expected life of one half of one year.

              For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the related vesting periods. The Company's pro forma net income for 1997 was not materially different from reported amounts.

              The Company's pro forma information for 1999 and 1998 follows (in thousands except for income per share information):

                                                                                       Years ended September 30,
                                                                                       -------------------------
                                                                                            1999          1998
                                                                                            ----          ----
                      Net income applicable to common
                          shareholders as reported                                        $5,849         $8,733
                      Pro forma net income applicable                                     ======         ======
                          to common shareholders for FAS 123                              $4,905         $8,089
                      Pro forma net income per common share:                              ======         ======
                      Pro forma basic net income per share applicable
                          to common shareholders                                            $0.89         $1.46
                      Pro forma diluted net income per share                                =====         =====
                          applicable to common shareholders                                 $0.85         $1.46
                      Shares used in computing pro forma net income per common              =====         =====
                          share:
                      Shares used in computing pro forma basic net
                          income per common share                                           5,535         5,522
                      Shares used in computing pro forma diluted                            =====         =====
                          net income per common share                                       5,747         5,557
                                                                                            =====         =====

              Since the estimated fair value of the options are amortized to expense over the related vesting periods, their pro forma effect will not be fully reflected until fiscal year 2002.

     EMPLOYEE STOCK PURCHASE PLAN

              The Company's Employee Stock Purchase Plan allows eligible employee participants to purchase shares of the Company's Common Stock at a discount through payroll deductions. Employees purchase shares at 85% of the market value at either the beginning of the offering period or the end of the purchase period, whichever price is lower. The plan consists of one year offering periods with two six-month purchase periods in each offering period. The Company has reserved 137,500 shares of its Common Stock for issuance under the plan, in addition to 15,900 shares reserved under the previous plan. As of September 30, 1999, 122,568 shares remained available for purchase.

     WARRANTS TO PURCHASE COMMON STOCK

              The Company has issued three outstanding warrants to purchase its Common Stock. Two, in denominations of 60,000 and 5,000 were issued in 1996 in connection with the Company's debt for equity exchange with various creditors at an exercise price of $10.00 per share and will expire in September and October 2000, respectively. The third warrant for 50,000 shares was issued in November 1998 at a strike price of $1.50 per share in connection with the Company's acquisition of certain technology and will expire in November 2002. See Note 8.

NOTE FOUR.  FEDERAL AND STATE INCOME TAXES

              The provision (benefit) for income taxes consists of the following:

                                                                 Year ended September 30,
                                                         ----------------------------------------
                                                         1999               1998             1997
                                                         ----               ----             ----
                                                                      (in thousands)

              Federal:
                Current                               $      -        $        -        $      50

              Foreign:
                Current                                      -            (1,000)             251

              State:
                Current                                      -                 -               15
                                                      -------------    ---------         --------

                                                      $      -         $  (1,000)        $    316
                                                      =============    ==========        ========


              Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                              September 30,
                                                                     ------------------------------
                                                                         1999               1998
                                                                         ----               ----

                                                                             (in thousands)
     Deferred tax assets:
              Net operating loss carryforwards                         $  23,239        $  25,017
              Reserves and accruals not currently tax deductible           1,661            3,232
              Capitalized research & development expenditures              3,130            2,769
              Inventory write-downs                                          559            1,275
              Other                                                            -            1,082
                                                                       ---------        ---------
              Total deferred tax assets                                   28,589           33,375
              Valuation allowance for deferred tax assets                (28,589)         (33,375)
                                                                       ----------       ----------
              Deferred tax assets                                      $       -        $       -
                                                                       =========        =========

              FASB Statement 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company's valuation allowance reduced the deferred tax asset to the amount realizable. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties surrounding their realization. Due to the cumulative net operating losses reported in prior years, predictability of earnings in future periods is uncertain. The Company will evaluate the realizability of the deferred tax asset on a quarterly basis.

              The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

                                                                 Year ended September 30,
                                                          ---------------------------------------
                                                          1999              1998             1997
                                                          ----              ----             ----
                                                                      (in thousands)

        Expected tax at statutory rate               $   2,047        $    2,707      $       554
        Losses previously not benefited                 (2,047)           (2,707)            (504)
        Reversal of previously accrued foreign taxes         -            (1,000)               -
        State income tax, net of federal tax benefit         -                 -               15
        Other                                                -                 -              251
                                                     ---------         ---------       ----------
                                                     $      -          $  (1,000)      $      316
                                                     ========          =========       ==========


              As of September 30, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $63.0 million and $37.0 million, respectively. The federal loss carryforwards will expire beginning in 2011, if not utilized and the state loss carryforwards will expire beginning in 2000, if not utilized.

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

NOTE FIVE.  STATEMENTS OF CASH FLOWS

                                                                 Year ended September 30,
                                                       ----------------------------------------
                                                       1999              1998              1997
                                                       ----              ----              ----
                                                                    (in thousands)

        Supplemental disclosure of cash
             flow information:

         Cash paid during the year for:

             Interest                                $      55         $     495        $   2,988
                                                     =========         =========        =========
             Income taxes                            $       1         $       9        $       8
                                                     =========         =========        =========

         Supplemental disclosures of non-cash
           investing and financing activities:
             Warrant issued for technology           $      73         $       0        $       0
                                                     =========         =========        =========


NOTE SIX.  EXPORT SALES AND MAJOR CUSTOMERS

              The Company's export sales were approximately $4.2 million, $3.7 million and $4.9 million in the fiscal years ended September 30, 1999, 1998 and 1997, respectively, and included export sales to Europe of approximately $2.8 million, $1.3 million and $1.8 million, respectively. The Pacific, Asia, and Latin America region sales were approximately $1.4 million, $2.4 million and $3.1 million for fiscal years ended September 30, 1999, 1998 and 1997, respectively. During fiscal 1996, the Company entered into exclusive distributor arrangements in Japan and Europe and earns royalties and commissions under such arrangements. In fiscal 1998, the Company modified its relationships with its distributors in Japan and Europe for its digital video software products and terminated the exclusivity provisions. These products are purchased from the Company at a discount from the price list and no commissions are paid. For the fiscal years ended September 30, 1999, 1998 and 1997 the Company earned approximately $0.03 million, $0.74 million, and $2.66 million, respectively in royalties and commissions from Europe and Japan, which are included in the above amounts.

              Ingram Micro accounted for 20.7%, 53.5% and 66.1% of the Company's net sales during the years ended September 30, 1999, 1998 and 1997, respectively. Sales to Canon U.S.A., Inc. accounted for 18.4% of net sales for fiscal 1999 and $0.0% for fiscal years 1998 and 1997.

NOTE SEVEN.  LICENSING OF ASSETS TO KOREA DATA SYSTEMS AMERICA, INC.

              In June 1998, the Company licensed certain technology and assets necessary to conduct its monitor and color publishing business to Korea Data Systems America, Inc. ("KDS"), leaving the Company free to focus on its digital video software business. The brand name and trademark RADIUS was one of the assets so licensed because of its primary association with monitors. In August 1998, the Company amended and restated this license and agreed to sell the licensed assets to KDS pursuant to an asset transfer agreement, subject to certain contingencies at the discretion of KDS. The monitor business has accounted for substantially all of the revenues of the color publishing product line and 55.3% of the Company's revenues during fiscal 1998. Under the license and asset transfer agreement, the Company transferred its Radius, Supermac, PressView and certain other trademarks to KDS and licensed certain intellectual property pertaining to PressView and PrecisionView monitors. The value of the transaction was $6.2 million, which was paid in installments under a note. The Company recognized other income under the license agreement as cash was received on the note.

              On December 4, 1998, the Company and KDS supplementally agreed to the sale of certain tangible personal property and the transfer of rights in the Radius Emachines and Colormatch trademarks for $100,000 and other consideration.

NOTE EIGHT.  TECHNOLOGY PURCHASE FROM POST DIGITAL SOFTWARE, INC.

              On November 23, 1998, the Company acquired certain software and other intangible property from Post Digital Software, Inc. for (i) an initial payment of $50,000, (ii) earnout payments equal to at least $50,000 but not exceeding an aggregate of $700,000, based on subsequent sales of the Company's digital video products incorporating such software and (iii) a warrant to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. The warrant is non-forfeitable and exercisable over a four year period through November 23, 2002. The warrant can be exercised for up to 12,000 shares as of May 1, 1999, plus an additional 2,000 shares for each full month that transpires thereafter, up to a total of 50,000 shares. The value of this agreement, as noted below, is included as other assets in the accompanying Consolidated Balance Sheet. The technology is being amortized over a three year period and future royalties based on digital video products sold will be expensed as they are incurred. As of September 30, 1999, the Company has paid approximately $14,000 in royalties.

                       Initial purchase price              $  50,000
                       Guaranteed earnout                     50,000
                       Value assigned to warrant              73,000
                                                           ---------
                           Purchased technology              173,000
                           Less amortization                 (39,667)
                                                           ---------
                           Net purchased technology        $ 133,333
                                                           =========

NOTE NINE.  TRANSACTIONS WITH SPLASH TECHNOLOGY HOLDINGS, INC.

     ESCROW FUND RELEASE

              In connection with the Company's sale of its Color Server Group to Splash Technology Holdings, Inc. in January 1996, an escrow fund was established to secure certain indemnification obligations. On December 31, 1998, the balance of the escrow fund of approximately $2.2 million was released to the Company.

     SALE OF CERTAIN COLOR PUBLISHING TECHNOLOGY

     On December 4, 1998, the Company agreed to sell certain software and other intangible property associated with its monitor and color publishing business to Splash Technology Holdings, Inc. for $275,000 and other consideration.

NOTE TEN.  OTHER COMPREHENSIVE INCOME

              As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale-securities to be included in comprehensive income. However, it has no impact on the net income or shareholders' equity as presented in the financial statements.

              The following schedule shows the accumulated balances for each item within other comprehensive income:

                                                                 1999           1998            1997
                                                               --------      ---------        -------
                                                                           (in thousands)

   Unrealized gain (loss) on investments                       $      -      $       -        $22,093
   Foreign currency translation                                      54             54             43
                                                               --------      ---------        -------
   Other comprehensive income                                  $     54      $      54        $22,136
                                                               ========      =========        =======

NOTE ELEVEN.   COMPUTATION OF NET INCOME PER COMMON SHARE

              The following table presents the calculation of basic and diluted earnings per share as required under SFAS 128:

                                                                   1999           1998             1997
                                                                -------      ---------        ----------
                                                                 (in thousands, except per-share amounts)

NUMERATOR:
   Numerator for basic and diluted net income per share -
     income available to common shareholders                     $5,849         $8,733            $  996
                                                                -------      ---------        ----------
                                                                -------      ---------        ----------
   DENOMINATOR:
   Denominator for basic net income per share - weighted-average
     shares outstanding                                           5,535          5,522             5,389
   Effect of dilutive securities:
     Dilutive potential common shares                               212             35               133
                                                                -------      ---------        ----------
   Denominator for diluted net income per share - adjusted
     weighted-average shares outstanding                          5,747          5,557             5,522
                                                                -------      ---------        ----------
                                                                -------      ---------        ----------

Basic net income per share                                       $ 1.06         $ 1.58           $  0.18
                                                                -------      ---------        ----------
                                                                -------      ---------        ----------

Diluted net income per share                                     $ 1.02         $ 1.57           $  0.18
                                                                -------      ---------        ----------
                                                                -------      ---------        ----------


Diluted net income per share in 1999, 1998 and 1997 does not include certain stock options in the amounts of 425,760, 750,446 and 341,252, respectively, as those options are anti-dilutive for the periods presented.

NOTE TWELVE.  EMPLOYEE BENEFIT PLAN

The Company has an employee savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, all eligible employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. The Company is allowed to make contributions as defined in the 401(k) Plan and as approved by the Board of Directors. Company contributions of $46,972 were made in fiscal 1999. The Company contributed $63,850 and $112,422 in 1998 and 1997, respectively. The Company matches a specified portion of the employee contributions up to a maximum of $1,000 per employee per year.

NOTE THIRTEEN.  SUBSEQUENT EVENTS (UNAUDITED)

AGREEMENT TO MERGE WITH MEDIA 100, INC.

The Company entered into a definitive agreement on December 28, 1999 to be acquired by Media 100 Inc. of Marlboro, Massachusetts (NASDAQ: MDEA), a pioneer of streaming media production tools. The merger is intended to be completed as a pooling of interests for accounting purposes and as a tax-free transaction. Under the agreement, Media 100 will issue .5347 shares of common stock for each share of the Company's common stock. The transaction is subject to the approval of both companies' shareholders and other customary closing conditions. The merger is expected to be complete in 90-120 days. The combined company will target Internet desktops with low-cost applications that allow personal computer users to capture, edit, and stream video on the Internet using a single, integrated, and easy-to-use application. The Company also entered into a non-exclusive, four-year OEM development and license agreement with Media 100.by which Media 100 will use the Company's consumer level video editing and effects software with Media 100's Internet streaming media software in exchange for certain royalty payments.

SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                          Balance at   Charged to     Charged                     Balance
                                          beginning    costs and      to other                    at end of
         Description                      of period    expenses       accounts    Deductions(1)   period
         -----------                      ---------    --------       --------    -------------   ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended September 30, 1997                $2,132     $  4,706       $    0       $  2,080       $4,758
Year ended September 30, 1998                $4,758     $     30       $    0       $    894       $3,894
Year ended September 30, 1999                $3,894     $      1       $    0       $    137       $3,758

-----------------------------

(1)     Uncollectible accounts written off.