Form 10-K/A
period 1999-09-30
DIGITAL ORIGIN INC
filed 2000-01-31
CIK 805574

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                  Amendment No. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGITAL ORIGIN, INC.
                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                                                              Page
                                                                                                                    ----

ITEM 1.           Business....................................................................................        2
ITEM 2.           Properties..................................................................................        5
ITEM 3.           Legal Proceedings...........................................................................        5
ITEM 4.           Submission of Matters to a Vote of Security Holders.........................................        6
ITEM 4A.          Executive Officers of Registrant............................................................        6

PART II

ITEM 5.           Market for Registrant's Common Equity and Related Shareholder Matters.......................        7
ITEM 6.           Selected Financial Data.....................................................................        8
ITEM 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.......        9
ITEM 7A           Quantitative and Qualitative Disclosures about Market Risk..................................       16
ITEM 8.           Financial Statements and Supplementary Data.................................................       16
ITEM 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ........      16

PART III

ITEM 10.          Directors and Executive Officers of the Registrant..........................................       17
ITEM 11.          Executive Compensation......................................................................       20
ITEM 12.          Security Ownership of Certain Beneficial Owners and Management..............................       25
ITEM 13.          Certain Relationships and Related Transactions..............................................       26


PART IV

ITEM 14.          Exhibits, Financial Statement Schedule, and Reports on Form 8-K.............................       27


SIGNATURES        ............................................................................................       31


Digital Origin, the Digital Origin logo, EditDV, MotoDV, PhotoDV, IntroDV and RotoDV, among others, are trademarks and/or service marks of Digital Origin, Inc. Other brands and names referred to may be trademarks or service marks of others.

     The undersigned Registrant hereby amends the Items 10, 11, 12, and 13 of its Annual Report on Form 10-K for the period ended September 30, 1999, as set forth in the pages attached hereto.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The index to the Company's Financial Statements, Financial Schedules, and the Report of the Independent Auditors appears in Part IV of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors as of September 30, 1999 were as follows:


         NAME                           AGE   PRINCIPAL OCCUPATION                          DIRECTOR SINCE
         -----                          ---   --------------------                          --------------
         Michael D. Boich  (2)           45   CEO of Eazel, Inc.                                 1986

         John Cirigliano                 57   President of CLB Associates                        1999

         Mark Housley                    43   Chairman, President and Chief Executive            1997
                                              Officer of the Company

         John C. ("Jack") Kirby (1)      55   President of W.R. Carpenter North America;
                                              Executive Vice President of KH Consulting
                                              Group                                              1997

         Stephen Manousos (2)            49   Vice President Worldwide Sales and
                                              Merchant Services of Catalog City, Inc             1999

         Henry V. ("Hank") Morgan (1)    60   Chief Financial Officer and Senior Vice            1998
                                              President of Redcreek Communications, Inc.

         Carl Rosendahl                  42   Chairman, Pacific Data Images, Inc.                1999


------------------------------------
(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee


         MR. BOICH has been a director since the company's inception in May 1986 and was the Chairman of the Board of Directors from April 1991 until March 1994. Mr. Boich founded Eazel, Inc., an open source software and web based solutions developer, in August 1999. Mr. Boich was President and Chief Executive Officer of Rendition, Inc., a developer of graphics chips, from March 1994 until its sale in 1998. Mr. Boich served as our President and Chief Executive Officer from inception until April 1991 and again assumed these positions from September 1992 through February 1993. From July 1985 to April 1986, Mr. Boich worked as an independent data communications consultant. From March 1982 to July 1985, Mr. Boich was employed by Apple, where he was part of the original Macintosh development team and was responsible for applications software acquisitions and promoting third-party software development for the Macintosh.

         MR. CIRIGLIANO joined the Board of Directors in 1999. As president and founder of the privately held consulting firm of CLB Associates, he has advised or invested in dozens of emerging companies in a range of industries including manufacturing, marketing, communications, software and hardware since 1986. Such work has focused on operating or strategic initiatives and implementations designed to significantly improve client company operations and enhance equity values. In such capacity, Mr. Cirigliano advised the company from 1995 until 1998. Prior to his association with CLB Associates, Mr. Cirigliano was a managing director with Merrill Lynch Capital Markets for ten years, where he headed the team that developed a highly successful zero coupon convertible product. Mr. Cirigliano also co-founded Copaquen Associates, a privately-held computer software development and advisory firm, and Corporate Property Investors, a large, privately held real estate investment trust now part of Simon DeBartolo. From 1991 to 1997, he was a Director of Ajax Electric Corp., a leading domestic distributor of electric motors and served as a Senior Advisor to "The Red Herring" magazine as well as on the Advisory Board of Outward Bound U.S.A. and The Endowment Trust. Mr. Cirigliano received his BA from Columbia University and his JD from New York Law School.

         MR. HOUSLEY has been President and Chief Operating Officer since January 1997, CEO since August 1997 and Chairman since December 1997. From March 1995 until October 1996, Mr. Housley was founder and Vice President of marketing of Spectrum Wireless, Inc., a manufacturer of wireless infrastructure products. From May 1992 until March 1995,

Mr. Housley held various positions of responsibility for the company and its predecessor SuperMac Technologies, Inc., including Vice President and General Manager of the Color Publishing Division. From October 1990 until May 1992, Mr. Housley was a Vice President for Siemens AG in Santa Clara, a multinational manufacturer of electronic equipment, directing product marketing and planning.

         MR. KIRBY joined the Board of Directors in 1998 and has been a principal and Executive Vice President of KH Consulting Group since 1986. Mr. Kirby is responsible for this firm's reorganization and financial restructuring practice. In this capacity, Mr. Kirby has represented various debtors, secured parties, trade creditors and corporate buyers and frequently assumes a management role in the client. Mr. Kirby also currently serves as President of W.R. Carpenter North America, a diversified holding company with interests in the the manufacturing and distribution of heavy mechanized equipment. From early 1995, Mr. Kirby was President and CEO of Cabrillo Crane & Rigging, Inc., a wholly owned subsidiary of Wells Fargo Bank, until its sale in late 1997. From 1992 until 1994, Mr. Kirby was Vice President and CFO of Everex Systems, Inc.

         MR. MANOUSOS joined the Board of Directors in February 1999. He joined Catalog City, Inc., a privately held catalog shopping portal on the Internet, as Vice President of Sales and Merchant Services in August 1999. Mr. Manousos co-founded and has served as Chief Executive Officer and Director of Post Digital since May 1981. Post Digital is an electronic prepress and digital printing company. From April 1991 until June 1996, Mr. Manousos co-founded and served as Vice President of Sales and Marketing, and later Vice President of Sales at Fractal Design Corporation, and was a member of its Board of Directors until the company was acquired by MetaTools in May 1997. While at Fractal, Mr. Manousos managed the sales and marketing teams and was responsible for the company's product packaging. Prior to Fractal, Mr. Manousos spent 17 years in newspaper editing and writing, including a stint as an editor on the national desk of the Los Angeles Times.

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

         MR. ROSENDAHL joined the Board of Directors in 1999. Mr. Rosendahl is Chairman of Pacific Data Images, Inc. "PDI", a privately held Palo Alto company employing about 300 employees founded in 1980 by Mr. Rosendahl to combine interests in filmmaking and computer graphics. PDI is an award winning producer of high-end animation and visual effects for the feature film, commercial and entertainment industries. PDI has a co-production pact with DreamWorks SKG to create original, computer animated feature films, including the movie ANTZ for which Mr. Rosendahl was Executive Producer. The Academy of Motion Picture Arts and Sciences recognized PDI and its founders in 1998 with a Technical Achievement Award for the concept and architecture of PDI's proprietary animation system. Mr. Rosendahl holds a BSEE from Stanford University (1979), has taught a graduate level course entitled "Computer Animation and Visual Effects for Film and Television" at USC Film School in 1993 and 1994 and is a member of ACM SIGGRAPH and the governing board of directors of the Visual Effects Society.

BOARD OF DIRECTORS' MEETINGS AND COMMITTEES

         Standing committees of the Board include an Audit Committee and a Compensation Committee. The Board does not have a nominating committee.

         Messrs. Kirby and Morgan are currently the members of the Audit Committee. The Audit Committee meets with our independent auditors concerning the scope of their annual audit, the findings of the auditors with respect to our accounting systems and controls, and other matters relating to the preparation of our audited financial statements.

         Messrs. Boich and Manousos are currently the members of the Compensation Committee. The Compensation Committee considers all matters of executive compensation and makes recommendations to the Board regarding the compensation of our executive officers and the establishment of employee benefit plans generally. The Compensation Committee also administers our stock option plans and makes stock option awards to executive officers.

         During the year ended September 30, 1999, the Board met six times, the Audit Committee met once, and the Compensation Committee met twice. None of the nominees for director attended fewer than 75% of the aggregate total number of meetings of the Board of Directors (held during the period for which he was a director) and the total number of meetings held by all committees of the Board of Directors on which he served (held during the period that he served).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee has one former officer of the company as a member. Mr. Boich was President and Chief Executive Officer of the Company from May 1986 until April 1991 and from September 1992 through February 1993.

COMPENSATION OF DIRECTORS

         Board members are reimbursed for expenses incurred in attending board or committee meetings. Except as described below, they are not otherwise compensated for attending board or committee meetings.

         The 1994 Directors Stock Option Plan (the "1994 Directors Plan") was adopted by the Board on December 14, 1994 and approved by the shareholders on February 15, 1995. A total of 19,000 shares of the Company's Common Stock have been reserved for issuance under the 1994 Directors Plan (consisting of 10,000 shares allocated to the 1994 Directors Plan at the time of its adoption by the Board plus 9,000 shares that were authorized for issuance, but not issued or subject to outstanding options, under the previous 1990 directors' stock option plan as of September 30, 1999).

         The 1994 Directors Plan provides for the automatic grant of 1,000 nonqualified stock options ("NQSOs") to non-employee members of the Board upon appointment to the Board and annual grants of 250 NQSOs on each anniversary of a director's initial grant, provided the Director continues to serve on the Board at such time. Options granted under the 1994 Directors Plan vest on the anniversary date of the grant at the rate of 25% per year.

         During fiscal 1999, Messrs. Boich and Kirby each received an option to purchase 250 shares of common stock from the 1994 Directors Plan at an exercise price equal to the common stock's fair market value at the time of grant. During fiscal 1999, Messrs. Cirigliano, Manousos and Rosendahl each received grants of 1000 shares from the 1994 Directors Plan at exercise prices equal to the common stock's fair market value at the time of grant. Moreover, each of these three also received grants of 10,000 shares from our 1995 Stock Option Plan at exercise prices equal to the common stock's fair market value at the time of grant. All options granted have a term of ten years.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF
LIABILITY

         The provisions of Section 317 of the California Corporations Code,
Article V of our Articles of Incorporation and Article VI of our Bylaws provide for indemnification to the fullest extent permitted by law for expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that any person is or was a director, officer or employee. In addition, Article IV of our Articles of Incorporation provides that the liability of our directors shall be eliminated to the fullest extent permissible under the California Law. We have entered into Indemnity Agreements with each of our current directors to give such directors additional contractual assurances regarding the scope of the indemnification and liability limitations set forth in the Articles of Incorporation and Bylaws. We currently carry a director and officer liability insurance policies with a per claim and annual aggregate coverage limit of $7.5 million.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16 (a) of the Securities Exchange Act of 1934 (as amended) requires that the officers, directors and ten percent or greater shareholders file reports of changes in ownership of our securities with the SEC with copies us. To our knowledge, all such required reports were timely filed for fiscal year 1999, except: Mr Boich inadvertently failed to timely report on Form 5 two options for 250 shares each granted under the 1994 Directors Plan and Mr. Kirby inadvertently failed to timely report on Form 5 an option for 10,000 shares granted on June 29, 1998 and an option for 250 shares granted on February 25, 1998 under the 1994 Directors Plan.

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation awarded to, earned by or paid for services rendered in all capacities to the Company during each of the fiscal years ended September 30, 1997, 1998 and 1999 by our Chief Executive Officer and Chief Financial Officer (collectively, the "Named Executive Officers"). No other executive officer who held office at September 30, 1999, met the definition of "most highly compensated executive officer" within the meaning of the SEC's executive compensation disclosure rules.

                                                                                    Long-Term
                                             Annual Compensation                   Compensation
                                     -----------------------------------           ------------
                                                                                    Securities
Name and Annual              Fiscal                    Annual     Other Annual      Underlying   All Other ($)
PRINCIPAL POSITION           YEAR      SALARY($)     BONUS($)    COMPENSATION($)    OPTIONS(#)   COMPENSATION
------------------           ----      ---------     --------    ---------------    ----------   -------------
Mark Housley (1)             1999        199,038     196,010              -           100,000       1,000
President, CEO and           1998        180,000      70,625              -           100,000       1,000
Chairman                     1997        179,886      50,000              -           100,000       1,000

Mary F. Bobel (2)            1999         63,692      43,121              -            60,000       1,000
Vice President               1998              -           -              -                 -           -
and CFO                      1997              -           -              -                 -           -


----------------------------
(1) Mr. Housley became President and CEO in August 1997.
(2) Ms. Bobel became Vice President and CFO in May 1999.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth further information regarding individual grants of stock options during fiscal 1999 to each of the Named Executive Officers. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms based on assumed annualized rates of compound stock appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of our Common Stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

                                               INDIVIDUAL GRANTS
                    --------------------------------------------------------------
                                                                                      Potential Realizable Value
                     Number of                                                         at Assumed Annual Rates
                    Securities                                                            of Stock Price
                    Underlying      % of Total                                         Appreciation for Option
                     Options      Options Granted                                           TERMS ($)(1)
                     Granted      to Employees in       Exercise       Expiration     --------------------------
   NAME                (#)          FISCAL YEAR      PRICE ($/SHARE)      DATE            5%          10%
--------------      --------        -----------      ---------------   ----------        ----        -----
Mark Housley         45,000 (2)        8.73%             $0.84          11/2/08        $ 23,878     $ 60,512
Mark Housley         55,000 (2)       10.67%             $2.69          3/31/09        $ 92,958     $235,575
Mary F. Bobel        60,000 (2)       11.64%             $2.69           5/4/09        $101,444     $257,100


(1) The potential realizable value is calculated based on the term of the option at its time of grant, compounded annually. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts are net of exercise prices. The assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future Common Stock prices. Actual gains, if any, on option exercises are dependent on future performance of our Common Stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

(2) These stock options were granted with an exercise price equal to the closing fair market value of our Common Stock on the date of grant. These options became exercisable at the rate of 4% per month of the total shares. These options lapse within 30 days after the termination of the applicable employment, director or consulting relationships with the Company.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table shows the number of shares of Common Stock represented by outstanding stock options held by each Named Executive Officer as of September 30, 1999 and the value of such options based on the last sales price of our common stock on October 1, 1999 (the last trading day prior to the end of fiscal 1999), which was $5.50.

                                                           Number of Securities         Value of Unexercised
                                                          Underlying Unexercised        In-the-Money Options
                                                       Options at Fiscal Year-end (#)   at Fiscal Year-end ($)
                                                       ------------------------------   ----------------------
                   Shares Acquired         Value             Exercisable/                   Exercisable/
Name               On Exercise (#)      Realized ($)         Unexercisable                  Unexercisable
----               ---------------      ------------         --------------                 ---------------
Mark Housley             -                   -               205,000/95,000                 462,019/308,400

Mary F.Bobel             -                   -                 9,600/50,400                 27,000/141,750



            BOARD OF DIRECTORS AND COMPENSATION COMMITTEE REPORT
                        ON EXECUTIVE COMPENSATION

         THIS SECTION IS NOT "SOLICITING MATERIAL," IS NOT DEEMED FILED WITH THE SEC AND IS NOT TO BE INCORPORATED BY REFERENCE IN ANY FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT WHETHER MADE BEFORE OR AFTER THE DATE HEREOF AND IRRESPECTIVE OF ANY GENERAL INCORPORATION LANGUAGE CONTAINED IN ANY SUCH FILING.

         During the 1999 fiscal year, final decisions regarding executive compensation were made by the Compensation Committee (the "Committee"). The Committee currently consists of Messrs. Boich and Manousos. The Board is currently composed of six independent non-employee directors and one employee director. Although Mr. Housley is a member of the Board, he does not participate in deliberations that relate to his own compensation.

GENERAL COMPENSATION POLICY

         The Committee establishes the general compensation policies for the executive officers and typically reviews base salary levels, option levels and target bonuses for the executive officers. The Board has delegated to the Committee the authority to grant stock options to the Company's executive officers and has delegated to the Chief Executive Officer ("CEO") the authority to grant stock options to employees other than executive officers.

         When establishing salaries, bonus levels and stock option awards for executive officers, the Committee considers: (1) our financial performance during the past year and recent quarters, (2) the individual's performance during the past year and recent quarters, and (3) the salaries of executive officers in similar positions in companies of comparable size within the computer industry. With respect to executive officers other than the CEO, the Committee places considerable weight upon the recommendation of the CEO. The method for determining compensation varies from case to case based on a discretionary and subjective determination of what is appropriate at the time. Also, for fiscal 1999, attaining operating profitability and a positive net worth was given significant consideration in determining compensation in addition to the other factors referred to above.

         The Committee reviews available executive compensation sample data for similar companies within the computer industry. The companies included in the sample data included companies present in the NASDAQ (US) Index and the Hambrecht & Quist Technology Index (used for purposes of the returns data presented in the "Performance Graph" below), but the sample was not intended to correlate with either of these indices. The Committee assessed this data in reviewing executive officer salaries. For the 1999 fiscal year, base salaries have been set somewhat below market, while targeted bonuses have been set at market in order to emphasize performance.

         The Committee believes that the compensation of the executive officers also should be significantly influenced by the Company's performance. Accordingly our practice has been to make additional compensation in the form of bonuses and options available for each executive contingent upon corporate performance. Specifically, corporate performance determines bonus payments made to executive officers as bonuses are based on achieving corporate financial objectives. Additional bonuses may also be granted in recognition of outstanding individual performance. In each case, targeted bonuses are established by the Committee in its discretion.

         Significant stock options are granted to executive officers in order to provide appropriate long term financial incentives and to align the interests of the executives with the shareholders. The Committee does not set specific target levels for options granted to Named Executive Officers or for the CEO. Initial option grants are awarded to executives when they first join. Initial option grants are normally larger than subsequent option grants in order to incent the executive to join by participating in long term success. Subsequent option grants are awarded from time to time depending on the executive's particular circumstances such as a significant change in responsibilities, superior performance, or the number of unvested options then held by the executive. The number of stock option awards is based on a discretionary and subjective determination by the Committee based on the foregoing factors and does not necessarily take into account options granted by comparably sized peer companies. The relative importance of these factors varies from case to case based on a discretionary and subjective determination by the Committee of what is appropriate at the time. In fiscal 1999, the primary factor considered in granting options to executive officers was attaining operating profitability and a positive net worth.

FISCAL YEAR 1999 EXECUTIVE COMPENSATION

         For the 1999 fiscal year, the Committee and the CEO reviewed data collected by Radford Associates in evaluating base salaries for executive officers. Base salaries for our executives for the 1999 fiscal year were determined based upon these surveys, the compensation policies described above and the CEO's recommendations.

         The executive officer bonus plan for the 1999 fiscal year (the "1999 Executive Plan") provided for a target bonus of fifty percent of base salary for vice presidents with payments to be made semi-annually based on the attainment of operating income goals. Bonus payments were contingent on achieving at least eighty percent of these financial goals. In the event the financial goals were exceeded, payments would exceed target amounts. The specific financial goals established by us in conjunction with our annual planning process are confidential commercial and business information. Based on these financial goals, a bonus pool was established on a semi-annual basis. The size of the semi-annual bonus pool was dependent on whether or not we achieved at least eighty percent of the financial goals. During fiscal year 1999, the operating income goals were exceeded and commensurate bonuses were paid.

          In March 1999, the Company granted incremental stock options to its Chief Executive Officer and three vice presidents Initial grants were also made later in the year to recruit a CFO and another vice president. See "Stock Option Grants in the Last Fiscal Year" above.

CEO COMPENSATION

          Mr. Housley was hired pursuant to an Employment Agreement in December 1996 that provides for a base salary of $200,000. In 1999, Mr. Housley's target bonus was increased to $150,000, to be paid in semi-annual installments. During fiscal 1999, bonus payments of $196,010 were paid to Mr. Housley based on exceeding operating income goals. In November 1998 and March 1999, the Company also granted incremental stock options to Mr. Housley. See "Stock Option Grants in the Last Fiscal Year" above.

COMPLIANCE WITH SECTION 162 OF THE INTERNAL REVENUE CODE OF 1986

         The Omnibus Budget Reconciliation Act of 1993 added Section 162(m) to the Internal Revenue Code. Section 162(m) limits deductions for certain executive compensation in excess of $1 million. Certain types of compensation are deductible only if performance criteria are specified in detail, and payments are contingent on shareholder approval of the compensation arrangement. The Company believes that it is in the best interests of its shareholders to structure its compensation plans to achieve maximum deductibility under Section 162(m) with minimal sacrifices in flexibility and corporate objectives.

         We do not expect that the cash compensation it pays in fiscal 2000 will be great enough to be affected by the requirements of Section 162(m) of the Code. Because one member of the Compensation Committee is a former officer, he is not an "outside director" within the meaning of Section 162(m) and the stock options do not meet the requirements of Section 162(m). The Committee will continue to monitor this situation and will take appropriate action if and when it is warranted. Since corporate objectives may not always be consistent with the requirements for full deductibility, it is conceivable that we may enter into compensation arrangements in the future under which payments are not deductible under Section 162(m); deductibility will not be the sole factor used by the Committee in ascertaining appropriate levels or modes of compensation.


BOARD OF DIRECTORS                  COMPENSATION COMMITTEE

Michael D. Boich                    Michael D. Boich
John C. Kirby                       Stephen Manousos
Henry V. Morgan
Mark Housley
John Cirigliano
Stephen Manousos
Carl Rosendahl

PERFORMANCE GRAPH

         The Securities and Exchange Commission requires us to provide a comparison on an indexed basis of cumulative total shareholder return for the company, a relevant broad equity market index and a published industry or line-of-business index. Cumulative total shareholder return represents share value appreciation assuming the investment of $100 in our common stock and each of the other indexes in September 1994, and reinvestment of all dividends. Our common stock is traded on the Nasdaq SmallCap Market. Set forth below is a graph comparing cumulative total shareholder return on our common stock, the NASDAQ(US) Index and the Hambrecht & Quist Technology Index.



             COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
          AMONG DIGITAL ORIGIN, INC., THE NASDAQ STOCK MARKET
                             (U.S.) INDEX
              AND THE HAMBRECHT & QUIST TECHNOLOGY INDEX


                                                 Cumulative Total Return
                                  ----------------------------------------------------
                                     9/94    9/95     9/96     9/97     9/98    9/99
DIGITAL ORIGIN, INC.                 100      83       20        8        1        6
NASDAQ STOCK MARKET (U.S.)           100     138      164      225      229      372
HAMBRECHT & QUIST TECHNOLOGY         100     175      192      287      267      514


* $100 INVESTED ON 9/30/94 IN STOCK OR INDEX -
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING SEPTEMBER 30.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT

         The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of September 30, 1999 (except as noted), for (i) each shareholder who is known by us to be the beneficial owner of more than 5% of our common stock; (ii) the Named Executive Officers (defined above), (iii) each of our directors, and (iv) all our current directors and executive officers as a group. Shares of common stock beneficially owned include securities that can be acquired by such person within 60 days of September 30, 1999 upon the exercise of stock options or warrants or upon conversion of convertible securities.

                                                     Amount and Nature of             Percent
         NAME OF BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP (1)         OF CLASS
         ------------------------                    ------------------------         --------
         Ellenburg Group (2)                                    404,990               7.24%
         Michael D. Boich (3)                                    15,807               *
         Mark Housley (4)                                       213,000               3.81%
         Jack Kirby (5)                                           7,363               *
         Hank Morgan (6)                                         42,000               *
         John Cirigliano (7)                                     18,774               *
         Stephen Manousos (8)                                    16,200               *
         Carl Rosendahl (9)                                       2,000               *
         Mary Bobel (10)                                         14,400               *
         All current executive officers and                     329,544               5.89%
         directors as a Group (eight  persons)  (11)


         *  Less than one percent.

(1) Percentage ownership is based on 5,592,632 shares outstanding as of September 30, 1999. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes 5,000 shares of common stock issuable upon exercise of warrants at an exercise price of $10.00 per share until October 13, 2000. Messrs. Ellenburg, Karno, Epple and Edwards are the beneficial owners of 182,500, 182,500, 23,994 and 15,996 respectively of our common stock, each filing a separate Schedule 13D on December 11, 1997 with the Securities and Exchange Commission. All such persons may be deemed to constitute a "group" within the meaning of Section 13 (d) (3) of the Securities Exchange Act of 1934 because all of their acquisitions of these shares were made pursuant to an option to purchase granted by Mitsubishi Electronics America, Inc. Mr. Epple is also the beneficial owner of 4,000 shares of stock not purchased pursuant to such option and these shares are not included in the total amount of the Ellenburg Group. Mr. Ellenburg's address is 217 N. Missouri Avenue, Clearwater, FL 33755; Mr. Karno's address is 16255 Ventura Blvd. Suite 1200, Encino, CA 91436; Mr. Epple's address is 423 Cleveland Street, Clearwater, FL 33757; and Mr. Edwards' address is 217 North Missouri Avenue, Clearwater, FL 33755. Mr. Ellenburg shares voting and investment power with Ms. Tomczak. Information with respect to these holders is based on Schedules 13D filed December 11, 1997.

(3) Represents 15,180 shares held by Mr. Boich, and 627 shares subject to an option exercisable within 60 days of September 30, 1999.

(4) Represents shares subject to options exercisable within 60 days of September 30, 1999.

(5) Represents shares subject to options exercisable within 60 days of September 30, 1999.

(6) Represents shares subject to options exercisable within 60 days of September 30, 1999.

(7) Includes 15,574 shares owned by affiliates of Mr. Cirigliano, and 3,200 shares subject to an option exercisable within 60 days of September 30, 1999.

(8) Includes a portion of a warrant issued to Post Digital Software, Inc. on November 23, 1998, and 3,200 shares subject to an option exercisable within 60 days of September 30, 1999. Mr. Manousos is a principal in Post Digital Software, Inc.

(9) Represents shares subject to options exercisable within 60 days of September 30, 1999.

(10) Represents shares subject to options exercisable within 60 days of September 30, 1999.

(11)     Includes the shares described in 3 - 10 footnotes above.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)         FINANCIAL STATEMENTS.

                                                                                                           Page
                                                                                                           ----
              Report of Ernst & Young LLP, Independent Auditors                                             33

              Consolidated Balance Sheets at September 30, 1999 and 1998                                    34

              Consolidated Statements of Income for the Years Ended September 30,
              1999, 1998 and 1997                                                                           35

              Consolidated Statements of Convertible Preferred Stock and Shareholders'
              Equity for the Years Ended September 30, 1999, 1998, and 1997                                 36

              Consolidated Statements of Cash Flows for the Years Ended September 30,
              1999, 1998, and 1997                                                                          37

              Notes to Consolidated Financial Statements                                                    38


(a) (2)       FINANCIAL STATEMENT SCHEDULES.  The Company's financial statement schedule filed herewith is as follows:

              Schedule II: Valuation and Qualifying Accounts                                                50

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

(c)      EXHIBITS - See (a) (3) above.

(d)      FINANCIAL STATEMENT SCHEDULES - See (a) (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused Form 10-K/A, Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                                                   TITLE                                     DATES
----                                                   -----                                     -----

PRINCIPAL EXECUTIVE OFFICER:

  /s/ Mark Housley                             Chairman of the Board of Directors,               January 28, 2000
-------------------------------------------
Mark Housley                                   Chief Executive Officer and President

PRINCIPAL FINANCIAL OFFICER
AND CHIEF ACCOUNTING OFFICER:

  /s/ Mary F. Bobel                            Vice-President & Chief Financial Officer          January 28, 2000
-------------------------------------------
Mary F. Bobel

DIRECTORS:

  /s/ Michael D. Boich                         Director                                          January 28, 2000
-------------------------------------------
Michael D. Boich

  /s/ John Cirigliano                          Director                                          January 28, 2000
-------------------------------------------
John Cirigliano

/s/ John C. Kirby                              Director                                          January 28, 2000
-------------------------------------------
John C. Kirby



  /s/ Henry V. Morgan                          Director, Secretary                               January 28, 2000
-------------------------------------------
Henry V. Morgan

/s/ Stephen Manousos                          Director                                           January 28, 2000
-------------------------------------------
Stephen Manousos

/s/ Carl Rosendahl                             Director                                          January 28, 2000
-------------------------------------------
Carl Rosendahl

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