Form 10-Q
period 2000-01-01
DIGITAL ORIGIN INC
filed 2000-02-14
CIK 805574

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2000.

                                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

                         COMMISSION FILE NUMBER: 0-18690

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

                                 (650) 404-6300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              ----------------------------------------------------

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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON FEBRUARY 10, 2000 WAS 5,688,869.

===============================================================================

                              DIGITAL ORIGIN, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                 PAGE
------------------------------                                                                 ----
Item 1.  Financial Statements

              Consolidated Balance Sheets at December 31, 1999 (unaudited) and
              September 30, 1999                                                                 3

              Consolidated Statements of Income for the Three Months Ended
              December 31, 1999 and 1998 (unaudited)                                             4

              Consolidated Statements of Cash Flows for the Three Months Ended
              December 31, 1999 and 1998 (unaudited)                                             5

              Notes to Consolidated Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                           9


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                                      14

Item 5.  Other Information                                                                      14

Item 6.  Exhibits and Reports on Form 8-K                                                       14


SIGNATURES                                                                                      15
----------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DIGITAL ORIGIN, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               DECEMBER 31,         SEPTEMBER 30,
                                                                                  1999                1999 (1)
                                                                               ------------         ------------
                                                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  1,629            $   3,627
   Accounts receivable, net                                                        2,258                1,995
   Inventories                                                                       610                  211
   Prepaid expenses and other current assets                                         340                  161
                                                                                --------            ---------
         Total current assets                                                      4,837                5,994

Property and equipment, net                                                        1,028                  726
Other assets                                                                         163                  175
                                                                                --------            ---------
                                                                                $  6,028            $   6,895
                                                                                ========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $  2,216            $   2,791
   Accrued payroll and related expenses                                              200                  551
   Accrued legal expenses                                                            169                  285
   Other accrued liabilities                                                         963                1,086
   Accrued income taxes                                                              301                  301
                                                                                --------             --------
         Total current liabilities                                                 3,849                5,014

Accrued income taxes                                                                 800                  800

Shareholders' equity:
   Common stock                                                                  169,474              169,417
   Accumulated deficit                                                          (168,149)            (168,390)
   Other comprehensive income                                                         54                   54
                                                                                --------            ---------

         Total shareholders' equity                                                1,379                1,081
                                                                                --------            ---------
                                                                                $  6,028            $   6,895
                                                                                ========            =========

(1) The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                              DIGITAL ORIIGN, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                 ---------------------------
                                                                                  1999                1998
                                                                                 -------           ----------
Net sales                                                                       $  4,161             $  2,538

Cost of sales                                                                      1,402                  994
                                                                                --------             --------
         Gross profit                                                              2,759                1,544
                                                                                --------             --------

Operating expenses:
   Research and development                                                          552                  676
   Selling, general and administrative                                             2,015                1,642
                                                                                 -------             --------
         Total operating expenses                                                  2,567                2,318
                                                                                --------             --------

Income (loss) from operations                                                        192                 (774)

Other income, net                                                                     49                3,620
Interest expense                                                                       -                  (54)
                                                                                --------             --------
Income before income taxes                                                           241                2,792

Provision for income taxes                                                             -                    -
                                                                                --------             --------
Net income                                                                      $    241             $  2,792
                                                                                ========             ========

Net income per common share:

   Basic net income per common share                                            $   0.04             $   0.50
                                                                                ========             ========

   Diluted net income per common share                                          $   0.04             $   0.50
                                                                                ========             ========

Shares used in computing net income per common share:

   Shares used in computing basic net income per common share                      5,603                5,524
                                                                                ========            =========

   Shares used in computing diluted net income per common share                    6,391                5,563
                                                                                ========            =========

                             See accompanying notes.

                              DIGITAL ORIGIN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (in thousands, unaudited)

                                                                                         THREE MONTHS ENDED
                                                                                             DECEMBER 30,
                                                                                        ----------------------
                                                                                           1999          1998
                                                                                        --------       -------
Cash flows from operating activities:
   Net income                                                                            $    241      $ 2,792
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization                                                             49           35
     Gain on the sale of the Color Server Group and other assets to Splash                      -       (2,504)
     Gain on the monitor license and sale of other assets to KDS                                -       (1,118)
     (Increase) decrease in assets:
       Accounts receivable                                                                   (263)        (523)
       Note receivable                                                                          -        1,050
       Inventories                                                                           (399)         211
       Prepaid expenses and other current assets                                             (179)          73
     Decrease in liabilities:
       Accounts payable                                                                      (575)        (111)
       Accrued payroll and related expenses                                                  (351)         (40)
       Accrued legal expenses                                                                (116)         (35)
       Other accrued liabilities                                                             (123)          (6)
       Deferred income                                                                          -       (1,225)
       Accrued income taxes                                                                     -           (4)
                                                                                         --------     ---------
         Net cash used in operating activities                                             (1,716)      (1,405)

Cash flows from investing activities:
   Capital expenditures                                                                      (339)           -
   Other assets                                                                                 -         (150)
   Net proceeds on the sale of the Color Server Group and other assets to Splash                -        2,504
   Net proceeds from the monitor license and sale of other assets to KDS                        -        1,118
                                                                                         --------       ------
         Net cash provided by (used in) investing activities                                 (339)       3,472

Cash flows from financing activities:
   Short-term borrowings, net                                                                   -       (1,104)
   Issuance of common stock                                                                    57           73
                                                                                         --------     --------
         Net cash provided by (used in) financing activities                                   57       (1,031)
                                                                                         --------     ---------
Net increase (decrease) in cash and cash equivalents                                       (1,998)       1,036
Cash and cash equivalents, beginning of period                                              3,627          600
                                                                                         --------     --------
Cash and cash equivalents, end of period                                                 $  1,629     $  1,636
                                                                                         ========     ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Interest                                                                            $      -     $     46
                                                                                         ========     ========
     Income taxes                                                                        $      1     $      4
                                                                                         ========     ========

                             See accompanying notes.

                              DIGITAL ORIGIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

             The consolidated financial statements of Digital Origin, Inc. ("Digital Origin" or the "Company") as of December 31, 1999 and for the three months ended December 31, 1999 and 1998 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for sales returns and bad debts and the length of product life cycles. Actual results may differ from management's estimates. Results for the three months ended December 31, 1999 will not necessarily indicate the results to be expected for the fiscal year ending September 30, 2000 or any other future period. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1999.

            For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

NOTE 2.  INVENTORIES

           Inventories, stated at the lower of cost or market, consist of (in thousands):
                                            DECEMBER 31,          SEPTEMBER 30,
                                                1999                  1999
                                            ------------          ------------
                                            (unaudited)
            Work in process                   $    295              $     74
            Finished goods                         315                   137
                                              --------              --------
                                              $    610             $     211
                                              ========              ========

NOTE 3.  COMMITMENTS AND CONTINGENCIES

              (a) On January 13, 1999 and January 28, 1999, the Company and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. ("Splash"), various directors and executives of Splash and certain selling shareholders of Splash. The suits were filed in the United States District Court in Northern District of California and have been consolidated and captioned IN RE SPLASH TECHNOLOGY HOLDINGS INC. SECURITIES LITIGATION (Master File No. C99-0109 SBA). The law firm of Milberg Weiss Bershad Hynes & Lerach LLP has been designated lead counsel for the eight lead plaintiffs. The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash's business, finances and future business prospects in order to artificially inflate the price of Splash common stock. The complaint does not identify any statements alleged to have been made by Charles Berger or the Company. The complaint further alleges that the Company engaged in a scheme to artificially inflate the price of Splash common stock to reap an artificially large return on the sale of the common stock in order to pay off its debt. The Company and the former director vigorously deny all allegations of wrongdoing and intend to aggressively defend themselves in these matters. Defendant's initial motion to dismiss the action was granted with leave to amend, and the complaint has been amended by plaintiffs. Defendants have filed their second motion to dismiss.

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

NOTE 4.  TECHNOLOGY PURCHASE FROM POST DIGITAL SOFTWARE, INC.

              On November 23, 1998, the Company acquired certain software and other intangible property from Post Digital Software, Inc. for (i) an initial payment of $50,000, (ii) earnout payments equal to at least $50,000 but not exceeding an aggregate of $700,000, based on subsequent sales of the Company's digital video products incorporating such software and (iii) a warrant to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. The warrant is non-forfeitable and exercisable over a four year period through November 23, 2002. The warrant can be exercised for up to 12,000 shares as of May 1, 1999, plus an additional 2,000 shares for each full month that transpires thereafter, up to a total of 50,000 shares. The net book value of the purchased technology of $120,833 at December 31, 1999, is included as other assets in the accompanying Consolidated Balance Sheet. The technology is being amortized over a three year period and future royalties based on digital video products sold will be expensed as they are incurred. As of December 31, 1999, the Company has paid or accrued approximately $22,000 in royalties.

NOTE 5.  SEGMENT REPORTING

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

NOTE 6. AGREEMENT TO MERGE AND LICENSE AGREEMENT WITH MEDIA 100, INC.

              The Company entered into a definitive agreement on December 28, 1999 to be acquired by Media 100 Inc. of Marlboro, Massachusetts (NASDAQ:
     MDEA), a pioneer of streaming media production tools. The merger is intended to be completed as a pooling of interests for accounting purposes and as a tax-free transaction. Under the agreement, Media 100 will issue .5347 shares of common stock for each share of the Company's common stock. The transaction is subject to the approval of both companies' shareholders and other customary closing conditions. The merger is expected to be completed no later than June 30, 2000. The combined company will target Internet desktops with low-cost applications that allow personal computer users to capture, edit, and stream video on the Internet using a single, integrated, and easy-to-use application.

              The Company also entered into a non-exclusive, four-year OEM development and license agreement with Media 100 by which Media 100 will use the Company's consumer level video editing and effects software with Media 100's Internet streaming media software in exchange for certain royalty payments of $250,000 per quarter over the term of the agreement. As of December 31, 1999, the Company recorded $125,000 in royalties related to this agreement.

NOTE 7.  EARNINGS PER SHARE

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

              The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                  THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                             -------------------------------
                                                                                  1999              1998
                                                                             -----------         -----------
     NUMERATOR:
       Numerator for basic and diluted net income per share -
         Net income                                                           $      241          $    2,792
                                                                              ==========          ==========

     DENOMINATOR:
       Denominator for basic net income per share - weighted-average
         shares outstanding                                                        5,603               5,524

       Effect of dilutive securities:
         Dilutive potential common shares                                            788                  39
                                                                             -----------          ----------

       Denominator for diluted net income per share - adjusted
         weighted-average shares outstanding                                       6,391               5,563
                                                                             ===========         ===========

     Basic net income per share                                              $      0.04         $      0.50
                                                                             ===========         ===========

     Diluted net income per share                                            $      0.04         $      0.50
                                                                             ===========         ===========



NOTE 8.  COMPREHENSIVE INCOME

              Comprehensive income was the same as net income for the three months ended December 31, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: Our discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. Statements indicating that we "intend", "plan", "expect," "estimate" or "believe" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by our forward-looking statements. Such factors include, but are not limited to: our ability to achieve and maintain profitability; the success of our digital video software products; our ability to compete successfully with Apple in the digital video software market; the success of Apple's QuickTime technology for Windows; continued favorable licensing terms for QuickTime from Apple; our ability to successfully develop, introduce and market new software products, including products for the Windows operating system, to keep pace with technological innovation, particularly in light of our limited financial resources; the ability of our manufacturers and suppliers to deliver components and manufacture our products; our reliance on international sales and our key distributor arrangements; our ability to attract and retain its key personnel; the resources necessary to conclude the merger with Media 100, Inc., whether the merger does in fact close and the costs and risks associated with a failure to conclude the merger.

Each forward-looking statement should be read in conjunction with the entire consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report, with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results," and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 1999, including, but not limited to, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect the Company's Future Results of Operations."

OVERVIEW

         We design, develop, assemble, market and support digital video computer products for creative professionals and consumers who use digital camcorders. Our current product line consists of multimedia authoring and nonlinear editing video software and related hardware that can manipulate video and audio information in conjunction with desktop computers and digital camcorders. Our primary target markets are video editors, video producers, and creators of multimedia with an increasing emphasis on consumers. Historically, substantially all of our products have been designed for and sold to users of Macintosh computer products manufactured by Apple Computer, Inc. During 1999, we focused on the Windows market. Sales made to Windows only users were 54% of unit sales in the first quarter of fiscal 2000 as compared to 27% in the same quarter in fiscal 1999. We distribute our products directly through our web site and through various distributors and resellers.

         For the quarter ended December 31, 1999, we had an operating profit of $241,000. During fiscal 1998 and 1999, management implemented a number of actions to address its cash flow and operating issues including: refocusing its efforts on providing solutions for digital video customers; discontinuing sales of mass market and other low value added hardware products; divesting a number of businesses and product lines, including most recently the agreement for the sale and related license of significant assets of its monitor business to Korea Data Systems America, Inc. ("KDS"); significantly reducing expenses and headcount; and reducing its lease obligations given its reduced occupancy requirements. There can be no assurance that these measures will be sufficient to allow us continued success in achieving profitability. As of December 31, 1999, we had working capital of $1.0 million. We intend to finance our existing working capital needs through cash, and cash equivalents on hand and cash generated by operations. We also are attempting to establish a commercial credit line, if acceptable terms can be reached. We may need to further reduce our operating expenses or seek additional sources of working capital or additional equity if software product sales do not increase at the rate assumed in our current operating plans or if we increase our working capital needs.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain operational data as a percentage of net sales (may not add due to rounding).

                                                                    THREE MONTHS ENDED DECEMBER 31
                                                                   -------------------------------
                                                                       1999               1998
                                                                   ----------           ---------
         Total net sales                                               100.0%            100.0%
         Cost of sales                                                  33.7              39.2
                                                                      ------            ------
              Gross profit                                              66.3              60.8
                                                                      ------            ------
         Operating expenses:
           Research and development                                     13.3              26.6
           Selling, general and administrative                          48.4              64.7
                                                                      ------            ------
              Total operating expenses                                  61.7              91.3
                                                                      ------            ------
         Income (loss)  from operations                                  4.6             (30.5)
         Other income, net                                               1.2             142.6
         Interest expense                                                0.0              (2.1)
                                                                      ------            ------
         Income before income taxes                                      5.8             110.0
                                                                      ------            ------

         Provision for income taxes                                      0.0               0.0
                                                                      ------            ------

         Net income                                                      5.8%            110.0%
                                                                      ======            ======

NET SALES

         Our total net sales increased 64% to $4.2 million in the first quarter of fiscal 2000 from $2.5 million for the same quarter in fiscal 1999. During fiscal 1999, we decided to focus our efforts on our digital video software product lines in the Windows market with an emphasis on consumers. During the fourth quarter of fiscal 1999, we introduced IntroDV, our first consumer level product. Sales of IntroDV represented 30% of shipments in the quarter ended December 31, 1999.

         Future unit sales will be predominantly attributable to sales of software products to consumers. There can be no assurance that sales of these consumer software products will continue to increase. We also experienced continued growth in direct and on-line sales, which represented 18% of net revenue in the first quarter of fiscal 2000 as compared with 12% of net revenue in the same quarter of fiscal 1999. Revenue recognition related to software product sales is as follows: revenue from the sale of software, net of estimated returns, is recognized upon either shipment of the physical product or delivery of electronic product, at which time, collection is determined to be probable and we have no remaining obligations. Sales to certain resellers are subject to agreements allowing certain rights of return and price protection on unsold merchandise held by these resellers. We provide for estimated returns at the time of shipment and for price protection following price declines. Revenue earned under royalty or commission agreements is recognized in the period in which it is earned.

         Sales to Canon U.S.A. and Ingram Micro Inc., accounted for 36.9% and 12.0% of net sales for the first quarter of fiscal 2000, respectively. For the corresponding period of fiscal 1999, the same customers accounted for 12.8% and 27.9% of net sales, respectively.

GROSS PROFIT

         Our gross profit margin was 66.3% for the three month period ended December 31, 1999, as compared with 60.8% for the same period in fiscal 1999. The increase in gross profit margin in fiscal 2000 was due primarily to increased sales through electronic delivery and higher gross margin digital video software products. Included in the first quarter of fiscal 1999 were lower profit margins OEM sales.

         We anticipate the gross profit margins will remain at similar levels during fiscal 2000 due to the expected growth in e-commerce related sales, offset by competitive pricing and increased sales of our consumer oriented products. Additionally, we are taking further steps to reduce product costs and control expenses. However, there can be no assurance that our gross margins will improve or remain at current levels.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses were $0.6 million or 13.3% of net sales in the first quarter of fiscal 2000 compared to $0.7 million or 26.6% of net sales in the same quarter of fiscal 1999. During the first quarter of fiscal 2000, research and development expenses decreased due to the completion of several projects by outside consultants and the inability to hire additional headcount due to the intensely competitive local job market. We expect research and development expenses to increase in the subsequent quarters of fiscal 2000. The decrease in research and development expenses expressed as a percentage of net sales for the three month period ended December 31, 1999 were primarily attributed to the increase in net sales. We believe that research and development expenditures are essential to maintaining our competitive position and expect to continue to invest in research and development activities to support our goal of continued growth through the development of new and competitive digital software products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $2.0 million or 48.4% of net sales for the three month period ended December 31, 1999, compared to $1.6 million or 64.7% of net sales for the same period of the prior year. We increased our selling, general and administrative expenses in the three month period ended December 31, 1999 primarily due to sales efforts in Europe, increased expenses in customer support due to higher volume of unit sales to the consumer market, and depreciation expense for the new computer system.

OTHER INCOME, NET

         Other income was $49,000 for the three month period ended December 31, 1999, compared to $3,620,000 for the same period in fiscal 1999. In the first quarter of fiscal 2000, other income resulted from the reversal of approximately $148,000 in previously accrued property taxes as a result of settlement of property tax exposure in certain jurisdiction, offset by legal expenses related to the Intelligent Electronics, Inc. litigation. Other income in the first quarter of fiscal 1999 resulted primarily from the release of $2,200,000 from escrow related to the 1996 divestiture of the Color Server Group and $1,000,000 in income from KDS for certain monitor business assets.

INTEREST EXPENSE

         Interest expense was minimal in the first quarter of fiscal 2000 and $54,000 for the same period in the prior year. This decrease was due to the repayment of the working capital line of credit to Silicon Valley Bank in January 1999.

INCOME TAXES

         We did not record a provision for income taxes for the three month period ended December 31, 1999 and December 31, 1998 due to the availability of net operating loss carryforwards.

         FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, we provided a full valuation allowance against our deferred tax assets. We will continue to evaluate the realization of the deferred tax assets on a quarterly basis.

NET PROFIT

         As a result of the above factors, we had a net income of $0.2 million for the three months ended December 31, 1999, compared to a net income of $2.8 million for the three months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents decreased to $1.6 million at December 31,1999, a $2.0 million decrease from September 30, 1999. The decrease in our cash and cash equivalents was primarily attributable to investment in a new computer system. We had working capital of $1.0 million at December 31, 1999. We have been negotiating the terms of a commercial line of credit with a third party and have not yet reached a definitive agreement. There can be no assurance that any funds will be available from this source despite management's efforts to conclude an agreement.

         Approximately $1.3 million of the $1.6 million of cash and cash equivalents available at December 31, 1999 was in highly liquid investments with maturities of three months or less at date of acquisition to primarily minimize principal risk and maintain liquidity and $0.1 million was restricted under a letter of credit.

         We believe that our cash and cash equivalents, cash flow from operations, and other sources of financing, will be sufficient to fund operations for at least the remainder of this fiscal year. However, there can be no assurances that the sale of software products will continue to increase to a sufficient extent to fund our operating plan for fiscal 2000. In the event we were unable to generate sufficient net sales or if we incur unforeseen operating expenses, we may not be able to meet our operating expenses without additional financing. We may need to further reduce our operating expenses or seek additional sources of working capital if software product sales do not increase at the rate assumed in the current operating plans. We believe that other sources of financing will be available and that we can further reduce such operating expenses, if necessary.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

         A number of uncertainties exist that could affect our future operating results, including, without limitation, the following factors: our ability to sustain profitability; our ability to successfully conclude the litigation with Intelligent Electronics, Inc. and Splash shareholders; the success of our digital video software products; the success of the Apple Macintosh computer line and operating system, the success of Apple, as well as our ability to compete successfully with Apple in its markets, including the non linear digital video editing software market; the success of Apple's Quicktime technology for Windows; favorable licensing terms for Quicktime from Apple; our ability to successfully develop, introduce and market new software products, including products for the Windows operating system, to keep pace with technological innovation, particularly in light of our limited financial resources; our ability to compete in the digital video software market, including with Apple; the ability of our manufacturers and suppliers to deliver components and manufacture our products; our reliance on international sales and our distributor arrangements with respect to Europe and Japan and with Canon; our ability to attract and retain key personnel; and the risk factors identified from our Annual Report on Form 10-K/A for the fiscal year ended September 30, 1999.

IMPACT OF YEAR 2000

         The year 2000 Issue ("Y2K Issue") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based on prior assessments of our information management and accounting systems, we determined that it was necessary to replace significant portions of this software and certain hardware, and this was completed during fiscal 1999. We have spent approximately $1,000,000 on our new information technology and accounting systems through the first quarter of fiscal 2000. We paid for this investment from internally generated funds. The upgrade of those systems represented over 90% of the information technology budget for the prior year and was our major project. In addition to Y2K readiness, these systems provide additional functionality in streamlining and automating many business processes and increasing operating efficiencies. We started using these new systems in October 1999, the start of our fiscal year 2000. We have not encountered any problems to date.

         Based on a review of our product line, we have concluded that none of our products required remediation to be Year 2000 compliant, as primarily all operate in conjunction with the MacOS or the Windows operating system. There have been no Y2K problems with any of our products. We had received assurances from our key suppliers and distributors that they were fully compliant and we have not experienced any interruptions or delays in our course of business. Our contingency plans, if our suppliers and distributors had failed to be Year 2000 compliant, would primarily have involved manual processes and workarounds, which could have resulted in delays in obtaining components for our products, in shipping product, in collecting receivables, and also increased administrative expense. To date, we believe that we have adequately addressed the Y2K Issue, and the likelihood of problems decreases significantly as time elapses.

AGREEMENT TO MERGE AND LICENSE AGREEMENT WITH MEDIA 100, INC.

         We entered into a definitive agreement on December 28, 1999 to be acquired by Media 100 Inc. of Marlboro, Massachusetts (NASDAQ: MDEA), a pioneer of streaming media production tools. The merger is intended to be completed as a pooling of interests for accounting purposes and as a tax-free transaction. Under the agreement, Media 100 will issue .5347 shares of common stock for each share of our common stock. The transaction is subject to the approval of both companies' shareholders and other customary closing conditions. The merger is expected to be completed no later than June 30, 2000. The combined company will target Internet desktops with low-cost applications that allow personal computer users to capture, edit, and stream video on the Internet using a single, integrated, and easy-to-use application. We also entered into a non-exclusive, four-year OEM development and license agreement with Media 100 by which Media 100 will use our consumer level video editing and effects software with Media 100's Internet streaming media software in exchange for certain royalty payments.

         Both companies are in the process of implementing the agreements. There is significant time and cost associated with such efforts and there can be no assurance that the merger agreement will be concluded, even if approved by our shareholders. Management expects that there would be significant adverse impact on our business, operations, profitability and liquidity if the merger were not concluded for any reason. Under certain circumstances related to a failure to close, we would be obligated to make substantial payments to Media 100, Inc.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 3 to Consolidated Financial Statements - Commitments and Contingencies.

ITEM 5.  OTHER INFORMATION

AGREEMENT TO MERGE WITH MEDIA 100, INC.

         The Company entered into a definitive agreement on December 28, 1999 to be acquired by Media 100 Inc. of Marlboro, Massachusetts (NASDAQ: MDEA), a pioneer of streaming media production tools. The merger is intended to be completed as a pooling of interests for accounting purposes and as a tax-free transaction. Under the agreement, Media 100 will issue .5347 shares of common stock for each share of the Company's common stock. The transaction is subject to the approval of both companies' shareholders and other customary closing conditions. The merger is expected to be completed no later than June 30, 2000. The combined company will target Internet desktops with low-cost applications that allow personal computer users to capture, edit, and stream video on the Internet using a single, integrated, and easy-to-use application. The Company also entered into a non-exclusive, four-year OEM development and license agreement with Media 100 by which Media 100 will use the Company's consumer level video editing and effects software with Media 100's Internet streaming media software in exchange for certain royalty payments.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
     --------

The following exhibits are filed with this Quarterly Report:

27.01 Financial Data Schedule (EDGAR version only).

(b)  REPORTS ON FORM 8-K
     -------------------

     No report on Form 8-K was filed during the three months ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 14, 2000          DIGITAL ORIGIN, INC.




                                            By: /s/
                                                -----------------------
                                                Mary F. Bobel
                                                Chief Financial Officer